Form 10-Q
period 2011-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2011-08-15
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2011

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 07 5

Condensed Balance Sheets Series 09 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Statements of Operations three months 11

Condensed Statements of Operations Series 07 12

Condensed Statements of Operations Series 09 13

Condensed Statements of Operations Series 10 14

Condensed Statements of Operations Series 11 15

Condensed Statements of Operations Series 12 16

Condensed Statements of Operations Series 14 17

CONDENSED statementS OF Changes in Partners' Capital (Deficit) 18

Condensed Changes in Partners' Capital (Deficit) Series 07 19

Condensed Changes in Partners' Capital (Deficit) Series 09 19

Condensed Changes in Partners' Capital (Deficit) Series 10 20

Condensed Changes in Partners' Capital (Deficit) Series 11 20

Condensed Changes in Partners' Capital (Deficit) Series 12 21

Condensed Changes in Partners' Capital (Deficit) Series 14 21

CONDENSED Statements of Cash Flows 22

Condensed Statements of Cash Flows Series 07 23

Condensed Statements of Cash Flows Series 09 24

Condensed Statements of Cash Flows Series 10 25

Condensed Statements of Cash Flows Series 11 26

Condensed Statements of Cash Flows Series 12 27

Condensed Statements of Cash Flows Series 14 28

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 2,314,729	$ 1,618,141
Other assets	3,300	3,300
	$ 2,318,029	$ 1,621,441

LIABILITIES
Accounts payable	$ 77,600	$ 37,600
Accounts payable affiliates (Note C)	21,441,660	21,219,377
Capital contributions payable (Note D)	169,974	169,974
	21,689,234	21,426,951
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,678,038 outstanding	(17,796,557)	(18,226,519)

General Partner	(1,574,648)	(1,578,991)
	(19,371,205)	(19,805,510)
	$ 2,318,029	$ 1,621,441

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 229,676	$ 71,556
Other assets	-	-
	$ 229,676	$ 71,556

LIABILITIES

Accounts payable	$ 20,000	$ -
Accounts payable affiliates (Note C)	6,638,019	6,591,231
Capital contributions payable (Note D)	-	-
	6,658,019	6,591,231

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,177,329 outstanding	(6,029,221)	(6,119,640)

General Partner	(399,122)	(400,035)

	(6,428,343)	(6,519,675)
	$ 229,676	$ 71,556

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 273,409	$ 270,086
Other assets	-	-
	$ 273,409	$ 270,086
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,284,837	2,260,615
Capital contributions payable (Note D)	-	-
	2,284,837	2,260,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,427,925 outstanding	(1,796,401)	(1,775,711)

General Partner	(215,027)	(214,818)
	(2,011,428)	(1,990,529)
	$ 273,409	$ 270,086

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 526,095	$ 465,155
Other assets	-	-
	$ 526,095	$ 465,155

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,209,780	1,180,122
Capital contributions payable (Note D)	-	-
	1,209,780	1,180,122

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(462,164)	(493,133)

General Partner	(221,521)	(221,834)
	(683,685)	(714,967)
	$ 526,095	$ 465,155

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 528,729	$ 479,986
Other assets	-	-
	$ 528,729	$ 479,986

LIABILITIES

Accounts payable	$ 37,500	$ 37,500
Accounts payable affiliates (Note C)	4,086,794	4,054,166
Capital contributions payable (Note D)	9,241	9,241
	4,133,535	4,100,907

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,317,627)	(3,333,581)

General Partner	(287,179)	(287,340)
	(3,604,806)	(3,620,921)
	$ 528,729	$ 479,986

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 756,820	$ 331,358
Other assets	3,300	3,300
	$ 760,120	$ 334,658

LIABILITIES

Accounts payable	$ 20,100	$ 100
Accounts payable affiliates (Note C)	7,222,230	7,133,243
Capital contributions payable (Note D)	160,733	160,733
	7,403,063	7,294,076

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,106,638)	(6,419,948)

General Partner	(536,305)	(539,470)
	(6,642,943)	(6,959,418)
	$ 760,120	$ 334,658

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 1,606	$ 2,740
Other income	12,758	56,823
	14,364	59,563

Share of income from Operating Partnerships(Note D)	635,795	80,138

Expenses

Professional fees	2,460	3,256
Partnership management fee (Note C)	197,283	198,173
General and administrative expenses	16,111	12,038
	215,854	213,467

NET INCOME(LOSS)	$ 434,305	$ (73,766)

Net income(loss) allocated to assignees	$ 429,962	$ (73,028)

Net income(loss) allocated to general partner	$ 4,343	$ (738)

Net income(loss) per BAC	$ .02	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2011	2010

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2011	2010

Income
Interest income	$ 155	$ 234
Other income	-	-
	155	234

Share of income from Operating Partnerships(Note D)	140,000	-

Expenses

Professional fees	438	1,911
Partnership management fee (Note C)	45,088	45,846
General and administrative expenses	3,297	2,412
	48,823	50,169

NET INCOME(LOSS)	$ 91,332	$ (49,935)

Net income(loss) allocated to assignees	$ 90,419	$ (49,436)

Net income(loss) allocated to general partner	$ 913	$ (499)

Net income(loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2011	2010

Income
Interest income	$ 205	$ 263
Other income	2,774	10,950
	2,979	11,213

Share of income from Operating Partnerships(Note D)	-	6,276

Expenses

Professional fees	389	305
Partnership management fee (Note C)	20,774	17,364
General and administrative expenses	2,715	1,981
	23,878	19,650

NET INCOME(LOSS)	$ (20,899)	$ (2,161)

Net income(loss) allocated to assignees	$ (20,690)	$ (2,139)

Net income(loss) allocated to general partner	$ (209)	$ (22)

Net income(loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2011	2010

Income
Interest income	$ 384	$ 1,112
Other income	2,902	12,381
	3,286	13,493

Share of income from Operating Partnerships(Note D)	54,381	-

Expenses

Professional fees	366	305
Partnership management fee (Note C)	23,402	38,719
General and administrative expenses	2,617	1,933
	26,385	40,957

NET INCOME(LOSS)	$ 31,282	$ (27,464)

Net income(loss) allocated to assignees	$ 30,969	$ (27,189)

Net income(loss) allocated to general partner	$ 313	$ (275)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2011	2010

Income
Interest income	$ 374	$ 270
Other income	1,152	1,152
	1,526	1,422

Share of income from Operating Partnerships(Note D)	44,097	-

Expenses

Professional fees	416	305
Partnership management fee (Note C)	26,070	19,582
General and administrative expenses	3,022	2,176
	29,508	22,063

NET INCOME(LOSS)	$ 16,115	$ (20,641)

Net income(loss) allocated to assignees	$ 15,954	$ (20,435)

Net income(loss) allocated to general partner	$ 161	$ (206)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2011	2010

Income
Interest income	$ 488	$ 861
Other income	5,930	32,340
	6,418	33,201

Share of income from Operating Partnerships(Note D)	397,317	73,862

Expenses

Professional fees	851	430
Partnership management fee (Note C)	81,949	76,662
General and administrative expenses	4,460	3,536
	87,260	80,628

NET INCOME(LOSS)	$ 316,475	$ 26,435

Net income(loss) allocated to assignees	$ 313,310	$ 26,171

Net income(loss) allocated to general partner	$ 3,165	$ 264

Net income(loss) per BAC	$ .06	$ .00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(18,226,519)	$(1,578,991)	$(19,805,510)

Net income(loss)	429,962	4,343	434,305

Partners' capital (deficit), June 30, 2011	$(17,796,557)	$(1,574,648)	$(19,371,205)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2011	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2011	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2011	$(6,119,640)	$ (400,035)	$(6,519,675)

Net income(loss)	90,419	913	91,332

Partners' capital (deficit), June 30, 2011	$(6,029,221)	$ (399,122)	$(6,428,343)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2011	$ (1,775,711)	$ (214,818)	$ (1,990,529)

Net income(loss)	(20,690)	(209)	(20,899)

Partners' capital (deficit), June 30, 2011	$ (1,796,401)	$ (215,027)	$ (2,011,428)

Series 11
Partners' capital (deficit) April 1, 2011	$ (493,133)	$ (221,834)	$ (714,967)

Net income(loss)	30,969	313	31,282

Partners' capital (deficit), June 30, 2011	$ (462,164)	$ (221,521)	$ (683,685)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2011	$(3,333,581)	$ (287,340)	$(3,620,921)

Net income(loss)	15,954	161	16,115

Partners' capital (deficit), June 30, 2011	$(3,317,627)	$ (287,179)	$(3,604,806)

Series 14
Partners' capital (deficit) April 1, 2011	$(6,419,948)	$ (539,470)	$(6,959,418)

Net income(loss)	313,310	3,165	316,475

Partners' capital (deficit), June 30, 2011	$(6,106,638)	$ (536,305)	$(6,642,943)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 434,305	$ (73,766)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(635,795)	(80,138)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	40,000	12,700
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	222,283	(201,018)

Net cash (used in) provided by operating activities	60,793	(340,422)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	635,795	80,138

Net cash (used in) provided by investing activities	635,795	80,138

Cash flows from financing activity:

Distributions	-	(74,548)

Net cash (used in) provided by financing activity	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	696,588	(334,832)

Cash and cash equivalents, beginning	1,618,141	1,418,207

Cash and cash equivalents, ending	$ 2,314,729	$ 1,083,375

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 91,332	$ (49,935)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(140,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	46,788	51,246

Net cash (used in) provided by operating activities	18,120	1,311

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	140,000	-

Net cash (used in) provided by investing activities	140,000	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158,120	1,311

Cash and cash equivalents, beginning	71,556	115,148

Cash and cash equivalents, ending	$ 229,676	$ 116,459

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (20,899)	$ (2,161)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(6,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,222	24,222

Net cash (used in) provided by operating activities	3,323	15,785

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	6,276

Net cash (used in) provided by investing activities	-	6,276

Cash flows from financing activity:

Distributions	-	(74,548)

Net cash (used in) provided by financing activity	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,323	(52,487)

Cash and cash equivalents, beginning	270,086	186,720

Cash and cash equivalents, ending	$ 273,409	$ 134,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 31,282	$ (27,464)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(54,381)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	29,658	(307,775)

Net cash (used in) provided by operating activities	6,559	(335,239)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	54,381	-

Net cash (used in) provided by investing activities	54,381	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,940	(335,239)

Cash and cash equivalents, beginning	465,155	603,898

Cash and cash equivalents, ending	$ 526,095	$ 268,659

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 16,115	$ (20,641)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(44,097)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	32,628	36,657

Net cash (used in) provided by operating activities	4,646	23,516

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	44,097	-

Net cash (used in) provided by investing activities	44,097	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,743	23,516

Cash and cash equivalents, beginning	479,986	120,857

Cash and cash equivalents, ending	$ 528,729	$ 144,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 316,475	$ 26,435
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(397,317)	(73,862)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	5,200
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	88,987	(5,368)

Net cash (used in) provided by operating activities	28,145	(45,795)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	397,317	73,862

Net cash (used in) provided by investing activities	397,317	73,862

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	425,462	28,067

Cash and cash equivalents, beginning	331,358	391,584

Cash and cash equivalents, ending	$ 756,820	$ 419,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2011 1,036,100 BACs in Series 7, 4,177,329 BACs in Series 9, 2,427,925 BACs in Series 10, 2,489,599 BACs in Series 11, 2,972,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2011 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

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

Accounts payable - affiliates at June 30, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	46,788	51,246
Series 10	24,222	24,222
Series 11	29,658	42,225
Series 12	32,628	36,657
Series 14	88,987	94,632

	$ 222,283	$ 248,982

The partnership management fee paid for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	350,000
Series 12	-	-
Series 14	-	100,000

	$ -	$ 450,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2011 and 2010 the Partnership had limited partnership interests in 126 and 135 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2011 and 2010 by series is as follows:
	2011	2010
Series 7	-	-
Series 9	22	24
Series 10	16	16
Series 11	16	17
Series 12	23	25
Series 14	49	53

	126	135

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2011 and 2010 by series are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2011 the Partnership disposed of four Operating Partnerships and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for June 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	2	-	140,000	140,000
Series 10	-	-	-	-
Series 11	-	-	54,381	54,381
Series 12	-	-	44,097	44,097
Series 14	1	1	397,317	397,317
Total	3	1	$635,795	$635,795

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2011	2010

Revenues
Rental	$ 5,904,418	$ 6,522,076
Interest and other	137,976	167,714
	6,042,394	6,689,790

Expenses
Interest	898,220	1,079,301
Depreciation and amortization	1,409,074	1,594,195
Operating expenses	4,296,128	4,872,162
	6,603,422	7,545,658

NET LOSS	$ (561,028)	$ (855,868)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (555,418)	$ (847,309)

Net loss allocated to other partners	$ (5,610)	$ (8,559)

*Amounts include $555,418 and $847,309 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2011	2010

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2011	2010

Revenues
Rental	$ 1,141,919	$ 1,229,189
Interest and other	26,543	35,209
	1,168,462	1,264,398

Expenses
Interest	190,508	197,734
Depreciation and amortization	287,777	294,024
Operating expenses	777,709	1,001,686
	1,255,994	1,493,444

NET LOSS	$ (87,532)	$ (229,046)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (86,657)	$ (226,756)

Net loss allocated to other partners	$ (875)	$ (2,290)

*Amounts include $86,657 and $226,756 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2011	2010

Revenues
Rental	$ 637,868	$ 624,475
Interest and other	8,555	12,984
	646,423	637,459

Expenses
Interest	92,961	94,983
Depreciation and amortization	150,454	157,400
Operating expenses	492,287	516,482
	735,702	768,865

NET LOSS	$ (89,279)	$ (131,406)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (88,386)	$ (130,092)

Net loss allocated to other partners	$ (893)	$ (1,314)

*Amounts include $88,386 and $130,092 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2011	2010

Revenues
Rental	$ 811,788	$ 1,161,604
Interest and other	11,533	25,080
	823,321	1,186,684

Expenses
Interest	91,059	190,267
Depreciation and amortization	197,148	302,629
Operating expenses	572,534	753,482
	860,741	1,246,378

NET LOSS	$ (37,420)	$ (59,694)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (37,046)	$ (59,097)

Net loss allocated to other partners	$ (374)	$ (597)

*Amounts include $37,046 and $59,097 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2011	2010

Revenues
Rental	$ 908,254	$ 917,338
Interest and other	50,090	37,563
	958,344	954,901

Expenses
Interest	155,312	152,642
Depreciation and amortization	191,612	213,350
Operating expenses	662,105	647,370
	1,009,029	1,013,362

NET LOSS	$ (50,685)	$ (58,461)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (50,178)	$ (57,876)

Net loss allocated to other partners	$ (507)	$ (585)

*Amounts include $50,178 and $57,876 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2011	2010

Revenues
Rental	$ 2,404,589	$ 2,589,470
Interest and other	41,255	56,878
	2,445,844	2,646,348

Expenses
Interest	368,380	443,675
Depreciation and amortization	582,083	626,792
Operating expenses	1,791,493	1,953,142
	2,741,956	3,023,609

NET LOSS	$ (296,112)	$ (377,261)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (293,151)	$ (373,488)

Net loss allocated to other partners	$ (2,961)	$ (3,773)

*Amounts include $293,151 and $373,488 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2011 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2011 and 2010 in the amount of $12,758 and $56,823. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2011 were $222,283 and total partnership management fees accrued as of June 30, 2011 were $21,288,472. During the three months ended June 30, 2011, the Partnership did not pay any accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2011 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2011, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2011 the Partnership had $2,314,729 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	22	229,676
10	24,288,997	2,428,925	08/24/90	16	273,409
11	24,735,002	2,489,599	12/27/90	16	526,095
12	29,710,003	2,972,795	04/30/91	23	528,729
14	55,728,997	5,574,290	01/27/92	49	756,820

	$186,398,017	18,679,738		126	$2,314,729

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2011 are $229,676, $273,409, $526,095, $519,488 and $596,087, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2011 and 2010 the Partnership held limited partnership interests in 126 and 135 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 7	$ -	$ -
Series 9	45,088	1,700
Series 10	20,774	3,448
Series 11	23,402	6,256
Series 12	26,070	6,558
Series 14	81,949	7,038
	$ 197,283	$ 25,000

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2011 and 2010.

(Series 9)

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2011 and 2010, Series 9 reflects loss from Operating Partnerships of $(87,532) and $(229,046), respectively, which includes depreciation and amortization of $287,777 and $294,024, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50-unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the impacted units being condemned. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. In May 2010 an inspection by the city's engineer confirmed serious mold issues at the property. The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents had vacated the property and as of June 30, 2011 the property remained empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the second quarter of 2011, the property continued to maintain strong occupancy and as of June 30, 2011 occupancy was 94%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management agent continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

In April 2011, the investment general partner of Cotton Mill Associates transferred its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,369,200 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $85,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $85,000 as of June 30, 2011.

In April 2011, the investment general partner of Tappahannock Greens LP transferred its interest in to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,427,440 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $55,000 as of June 30, 2011.

(Series 10)

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2011 and 2010, Series 10 reflects net loss from Operating Partnerships of $(89,279) and $(131,406), respectively, which includes depreciation and amortization of $150,454 and $157,400, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009 and 2010 with occupancy averaging 85% and 89%, respectively. Occupancy has improved from an average of 89% in the first quarter of 2011 to 95% occupancy through the second quarter of 2011. However, despite the continued strong occupancy, the property continues to operate below breakeven. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of June 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2011 and 2010, Series 11 reflects net loss from Operating Partnerships of $(37,420) and $(59,694), respectively, which includes depreciation and amortization of $197,148 and $302,629, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property to an unrelated third party and the transaction closed on July 28, 2010. The sales price for the property was $5,074,719, which includes the outstanding mortgage balance of approximately $2,682,530 and cash proceeds to the investment partnership of $1,372,271. Of the total proceeds received, $95,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $85,617 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,191,654 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $1,191,654 as of September 30, 2010. In May 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $54,381 which were returned to the cash reserves held by Series 11.

(Series 12)

As of June 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2011 and 2010, Series 12 reflects net loss from Operating Partnerships of $(50,685) and $(58,461), respectively, which includes depreciation and amortization of $191,612 and $213,350, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota. In 2010, average occupancy was 92% and the property operated above breakeven, despite high operating expenses and bad debt. Through the second quarter of 2011, occupancy averaged 96% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. In 2009, occupancy improved to average 76%, but operations remained below breakeven. In 2010, occupancy declined to an average of 70% but increased to 83% as of year-end, with operations remaining below breakeven for the year. The second quarter of 2011 showed a significant increase in occupancy as the property averaged 96% with operations improving to just below breakeven status. As a result of the property's advanced age, which has made it noncompetitive in the local rental market, management had been losing tenants to newer developments in the area offering more space and superior amenity packages. These newer developments have been built and occupied, and Briarwick is now seeing an increase in its occupancy rates. Management is also proposing a rent increase, which would take effect on September 1, 2011. If occupancy continues to stabilize and the proposed rent increase is passed, the property is projected to operate above breakeven by year end. According to the operating general partner, management will continue to advertise in local newspapers and offer concessions in order to attract residents. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from the Federal Emergency Management Agency, and Rural Development. It was determined that the property would be demolished and would not be rebuilt by the existing Operating Partnership. Demolition was completed in June 2007. The existing mortgage, on which Rural Development had already agreed to suspend all payments until the property was reconstructed, will be assumed by a new Operating Partnership. The existing liability will subsequently be removed from Los Caballos II Limited Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt.

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

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction closed on November 4, 2010. The sales price for the property is $1,250,000, which included the outstanding mortgage balance of approximately $538,667 and cash proceeds to the investment limited partners of $345,607. Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $329,107 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $329,107 as of December 31, 2010. As of June 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $44,097 which were returned to the cash reserves held by Series 12.

(Series 14)

As of June 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 49 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2011 and 2010, Series 14 reflects net loss from Operating Partnerships of $(296,112) and $(377,261), respectively, which includes depreciation and amortization of $582,083 and $626,792 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas. The Operating Partnership receives rental assistance on 26 of the units from a Section 521 rental assistance agreement with Rural Development. As a senior property, nearly all the residents receive only social security income. Average occupancy in 2010 increased to 87%, 4% higher than 2009 levels. In July 2010, the management company re-hired a site manager who had previously managed the property for seven years. Since returning, the manager has increased occupancy dramatically. The property averaged 95% occupancy throughout the second half of 2010 and as of June 30, 2011 occupancy was 93%. The site manager has strong relationships with the county and local housing agencies, which has helped her to increase occupancy. In addition, weekly ads are run in local and surrounding area newspapers and fliers have been distributed across town. Management also distributes fliers in neighboring towns in the hope of attracting more prospects. In 2010, the property operated below breakeven due to low occupancy in the first half of the year and operating expenses that were slightly above the state averages. These included high advertising costs, an increase in property taxes, utility increases including water and sewer rate hikes, and training expenses for additional staff. Through the second quarter of 2011 the property is operating above breakeven due to the increased occupancy and reduced administration, maintenance, and utility expenses. The decrease in expenses is attributed to the decrease in unit turnover. The investment limited partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. Taxes, insurance, mortgage payments, and required reserve deposits are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Six LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Beckwood Manor Six, LP subsequent to June 30, 2011.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings, interior damage to fifteen units, and the office and laundry room experienced flooding. Insurance and lost rent proceeds were received, and all repairs were completed as of August 2009 at which time all units were back on-line. Occupancy averaged 21% in 2009 and the property operated below breakeven. In 2010, occupancy improved to an average of 70% although operations continued below breakeven. According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area. A new manager that was hired in June 2010 has proven to be very effective at leasing units, as occupancy improved to 88% as of December 2010 and 100% as of June 2011. However, despite the continued strong occupancy, the property continues to operate below breakeven. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% and operations were above breakeven. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010. Average occupancy for the year dropped to 81%, resulting in a $12,000 reduction in income. The operating general partner has placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy. Throughout the second quarter of 2011, occupancy increased to 98% but operations were still below breakeven due to higher operating expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. In 2009, occupancy averaged 94% for the year but operations were below breakeven due to high maintenance and insurance expenses. Insurance costs were raised 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven in 2010. However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010. Employment opportunities in the area had been consistently declining and the average occupancy in 2010 dropped to 83%. The majority of maintenance costs were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the management company to outsource maintenance work, keeping costs high. The operating general partner placed a new property manager on the site in an effort to improve performance. In the second quarter of 2011, operating expenses decreased; however, occupancy dropped to 75% and operations remained below breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Blanchard Village Apartments Limited, LP (Blanchard Village Apartments) is an 8-unit family property located in Blanchard, OK. In 2009 occupancy averaged 96% but operations were below breakeven due to high operating costs. Insurance rates drastically increased because of previous claims by the property as well as a spike in claims across the Midwest. Throughout 2010 occupancy averaged 99% but the property continued to operate at a deficit because of high operating expenses. Management was unable to secure a lower insurance rate for the year. Maintenance costs were also high because Rural Development required the property to outsource the work instead of using the affiliated management company. During the first half of 2011, occupancy averaged 100% and operations were above breakeven due to decreased maintenance expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Blanchard Village Apartments Limited, LP subsequent to June 30, 2011.

Duncan Village Apartments Limited, Limited Partnership (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. In 2009 insurance costs increased due to a spike in insurance claims throughout the Midwest. The property was still able to generate a cash flow with occupancy averaging 95% for the year. In 2010, however, higher operating expenses caused operations to fall below breakeven. Insurance costs increased again and occupancy dropped to an 89% average. Rural development required the property to outsource maintenance work at a higher cost rather than using the affiliated management company. Also due to Rural Development restrictions, a majority of the maintenance expenses were not reimbursed by the replacement reserve account. Throughout the first half of 2011, occupancy averaged 93% but operations remained below breakeven with consistently high overall operating expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Kingfisher Village Apartments Ltd, Limited Partnership (Kingfisher Village Apartments) is an 8-unit family property located in Kingfisher, OK. In 2009, operating expenses were high but Kingfisher Village was able to generate a cash flow with an average occupancy of 98%. In 2010, occupancy dropped slightly to 94%. Operating expenses increased, mainly due to maintenance costs, and operations fell below breakeven. Rural Development restrictions prohibited maintenance work to be reimbursed by the replacement reserve account. In addition, Rural Development required the property to outsource all maintenance work, and the maintenance costs increased by 122%. In the first half of 2011, maintenance expenses decreased; however, occupancy dropped to an average of 88% and operations remained below breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2009 operating expenses were higher than state averages but the property was still able to generate a cash flow with 98% occupancy. In 2010, occupancy dropped to 94% causing a slight decrease in rental income. Operating expenses increased by 8% due to higher maintenance costs and operations fell below breakeven. The maintenance expenses were not reimbursed by the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. Throughout the first half of 2011, occupancy averaged 100% but operations remained below breakeven due to high maintenance costs. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Ada Village Apartments Limited, LP (Ada Village Apartments) is a 44-unit family property in Ada, OK. In 2010, occupancy averaged 96% but operations declined due to operating expenses that were 12% higher than state averages. Rural Development required the management company to outsource all maintenance work, causing a drastic increase in operating expenses. Also due to Rural Development restrictions, maintenance costs could not be reimbursed by the replacement reserve account. By the second quarter of 2011, occupancy remained strong but maintenance costs increased even more and operations dropped below breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction closed on September 29, 2010. The sales price for the property was $3,300,000, which included the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0. No proceeds were returned to cash reserves held by Series 14 and Boston Capital Tax Credit Fund III, LP Series 15, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

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

Lexington Park Spring Limited Partnership (Spring Valley) is a 128-unit apartment community located in Lexington Park, Maryland. In 2009, the property's operations suffered considerably due to high bad debt and average occupancy of 77%. Due to a large number of problem tenants, management began to clean up the tenant profile in 2009, leading to an increase in maintenance expenses. Management has since made positive strides in increasing occupancy and reducing operating costs. As of December 31, 2010, occupancy was 95% with operations above breakeven status. Occupancy as of June 30, 2011 was 95%. The property is expected to operate above breakeven in 2011. All taxes, insurance, and mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Lexington Park Spring Limited Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lexington Park Spring Limited Partnership subsequent to June 30, 2011.

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. Reduced operating expenses and replacement reserve reimbursements aided the property in achieving above breakeven operations for the 2010 fiscal year. The property's occupancy remains low through June 30, 2011 at 80%, which is causing the property to operate with a slight deficit through the second quarter of 2011. The property is located in a small, rural town and finding new residents has proven to be difficult. Management is advertising with three web-based vendors, Apartment Smart, My New Place, and Apartment Guide.com, as well as weekly advertisements in the local newspaper. Management's advertising efforts have yet to yield any new applicants. They continue to offer a small fee for a resident referral. The operating general partner has also requested more rental assistance from Rural Development but has been denied each time. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

In March 2011, the operating general partner of Scott Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on May 2, 2011. The sales price of the property was $1,505,000, which included the outstanding mortgage balance of approximately $1,031,412 and cash proceeds to the investment partnership of $389,317. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $374,317 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $374,317 as of June 30, 2011.

In June 2011, the investment general partner transferred its interest in Rosewood Manor, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,377,213 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note ("RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $23,000 as of June 30, 2011.

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

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Partnership as a whole. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures with respect to each series individually, as well as the Partnership as a whole, were effective to ensure that information relating to any series or the Partnership as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 15, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.