Form 10-Q
period 2011-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2011-11-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2011

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

CONDENSED Statements of Operations SIX months 18

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

Condensed Statements of Cash Flows Series 10 32

Condensed Statements of Cash Flows Series 11 33

Condensed Statements of Cash Flows Series 12 34

Condensed Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,182,029	$ 1,618,141
Other assets	3,300	3,300
	$ 1,185,329	$ 1,621,441

LIABILITIES
Accounts payable	$ 77,600	$ 37,600
Accounts payable affiliates (Note C)	20,602,031	21,219,377
Capital contributions payable (Note D)	169,974	169,974
	20,849,605	21,426,951
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,678,038 outstanding	(18,086,697)	(18,226,519)

General Partner	(1,577,579)	(1,578,991)
	(19,664,276)	(19,805,510)
	$ 1,185,329	$ 1,621,441

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 131,972	$ 71,556
Other assets	-	-
	$ 131,972	$ 71,556

LIABILITIES

Accounts payable	$ 20,000	$ -
Accounts payable affiliates (Note C)	6,599,807	6,591,231
Capital contributions payable (Note D)	-	-
	6,619,807	6,591,231

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,177,329 outstanding	(6,088,118)	(6,119,640)

General Partner	(399,717)	(400,035)

	(6,487,835)	(6,519,675)
	$ 131,972	$ 71,556

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 258,069	$ 270,086
Other assets	-	-
	$ 258,069	$ 270,086
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,309,059	2,260,615
Capital contributions payable (Note D)	-	-
	2,309,059	2,260,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,427,925 outstanding	(1,835,567)	(1,775,711)

General Partner	(215,423)	(214,818)
	(2,050,990)	(1,990,529)
	$ 258,069	$ 270,086

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 210,077	$ 465,155
Other assets	-	-
	$ 210,077	$ 465,155

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	939,438	1,180,122
Capital contributions payable (Note D)	-	-
	939,438	1,180,122

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(507,383)	(493,133)

General Partner	(221,978)	(221,834)
	(729,361)	(714,967)
	$ 210,077	$ 465,155

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 206,803	$ 479,986
Other assets	-	-
	$ 206,803	$ 479,986

LIABILITIES

Accounts payable	$ 37,500	$ 37,500
Accounts payable affiliates (Note C)	3,819,422	4,054,166
Capital contributions payable (Note D)	9,241	9,241
	3,866,163	4,100,907

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,371,636)	(3,333,581)

General Partner	(287,724)	(287,340)
	(3,659,360)	(3,620,921)
	$ 206,803	$ 479,986

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 375,108	$ 331,358
Other assets	3,300	3,300
	$ 378,408	$ 334,658

LIABILITIES

Accounts payable	$ 20,100	$ 100
Accounts payable affiliates (Note C)	6,934,305	7,133,243
Capital contributions payable (Note D)	160,733	160,733
	7,115,138	7,294,076

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,199,487)	(6,419,948)

General Partner	(537,243)	(539,470)
	(6,736,730)	(6,959,418)
	$ 378,408	$ 334,658

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 1,234	$ 3,935
Other income	3,035	14,072
	4,269	18,007

Share of income from Operating Partnerships(Note D)	-	1,191,654

Expenses

Professional fees	123,939	133,813
Partnership management fee, net (Note C)	153,858	101,412
General and administrative expenses	19,545	27,753
	297,342	262,978

NET INCOME(LOSS)	$ (293,073)	$ 946,683

Net income(loss) allocated to assignees	$ (290,141)	$ 937,216

Net income(loss) allocated to general partner	$ (2,932)	$ 9,467

Net income(loss) per BAC	$ (.02)	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2011	2010

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2011	2010

Income
Interest income	$ 123	$ 207
Other income	3	1,367
	126	1,574

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	21,894	23,436
Partnership management fee, net (Note C)	32,716	46,826
General and administrative expenses	5,008	5,403
	59,618	75,665

NET INCOME(LOSS)	$ (59,492)	$ (74,091)

Net income(loss) allocated to assignees	$ (58,897)	$ (73,350)

Net income(loss) allocated to general partner	$ (595)	$ (741)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2011	2010

Income
Interest income	$ 157	$ 232
Other income	-	231
	157	463

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	18,366	17,988
Partnership management fee, net (Note C)	18,233	19,138
General and administrative expenses	3,121	4,304
	39,720	41,430

NET INCOME(LOSS)	$ (39,563)	$ (40,967)

Net income(loss) allocated to assignees	$ (39,167)	$ (40,557)

Net income(loss) allocated to general partner	$ (396)	$ (410)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2011	2010

Income
Interest income	$ 276	$ 2,444
Other income	6	-
	282	2,444

Share of income from Operating Partnerships(Note D)	-	1,191,654

Expenses

Professional fees	19,757	19,203
Partnership management fee, net (Note C)	23,216	(65,342)
General and administrative expenses	2,986	3,955
	45,959	(42,184)

NET INCOME(LOSS)	$ (45,677)	$1,236,282

Net income(loss) allocated to assignees	$ (45,220)	$1,223,919

Net income(loss) allocated to general partner	$ (457)	$ 12,363

Net income(loss) per BAC	$ (.02)	$ .49

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2011	2010

Income
Interest income	$ 277	$ 272
Other income	-	10,762
	277	11,034

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	25,096	28,804
Partnership management fee, net (Note C)	26,379	30,475
General and administrative expenses	3,357	4,989
	54,832	64,268

NET INCOME(LOSS)	$ (54,555)	$ (53,234)

Net income(loss) allocated to assignees	$ (54,009)	$ (52,702)

Net income(loss) allocated to general partner	$ (546)	$ (532)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2011	2010

Income
Interest income	$ 401	$ 780
Other income	3,026	1,712
	3,427	2,492

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	38,826	44,382
Partnership management fee, net (Note C)	53,314	70,315
General and administrative expenses	5,073	9,102
	97,213	123,799

NET INCOME(LOSS)	$ (93,786)	$(121,307)

Net income(loss) allocated to assignees	$ (92,848)	$(120,094)

Net income(loss) allocated to general partner	$ (938)	$ (1,213)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 2,842	$ 6,677
Other income	15,793	70,894
	18,635	77,571

Share of income from Operating Partnerships(Note D)	635,795	1,271,792

Expenses

Professional fees	126,399	137,069
Partnership management fee, net (Note C)	351,142	299,586
General and administrative expenses	35,655	39,789
	513,196	476,444

NET INCOME(LOSS)	$ 141,234	$ 872,919

Net income(loss) allocated to assignees	$ 139,822	$ 864,190

Net income(loss) allocated to general partner	$ 1,412	$ 8,729

Net income(loss) per BAC	$ .01	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2011	2010

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2011	2010

Income
Interest income	$ 278	$ 441
Other income	3	1,367
	281	1,808

Share of income from Operating Partnerships(Note D)	140,000	-

Expenses

Professional fees	22,332	25,346
Partnership management fee, net (Note C)	77,804	92,672
General and administrative expenses	8,305	7,814
	108,441	125,832

NET INCOME(LOSS)	$ 31,840	$ (124,024)

Net income(loss) allocated to assignees	$ 31,522	$ (122,784)

Net income(loss) allocated to general partner	$ 318	$ (1,240)

Net income(loss) per BAC	$ .01	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2011	2010

Income
Interest income	$ 362	$ 496
Other income	2,774	11,181
	3,136	11,677

Share of income from Operating Partnerships(Note D)	-	6,276

Expenses

Professional fees	18,754	18,293
Partnership management fee, net (Note C)	39,007	36,502
General and administrative expenses	5,836	6,286
	63,597	61,081

NET INCOME(LOSS)	$ (60,461)	$ (43,128)

Net income(loss) allocated to assignees	$ (59,856)	$ (42,697)

Net income(loss) allocated to general partner	$ (605)	$ (431)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2011	2010

Income
Interest income	$ 661	$ 3,557
Other income	2,908	12,381
	3,569	15,938

Share of income from Operating Partnerships(Note D)	54,381	1,191,654

Expenses

Professional fees	20,123	19,508
Partnership management fee, net (Note C)	46,619	(26,623)
General and administrative expenses	5,602	5,888
	72,344	(1,227)

NET INCOME(LOSS)	$ (14,394)	$1,208,819

Net income(loss) allocated to assignees	$ (14,250)	$1,196,731

Net income(loss) allocated to general partner	$ (144)	$ 12,088

Net income(loss) per BAC	$ (.01)	$ .48

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2011	2010

Income
Interest income	$ 652	$ 542
Other income	1,152	11,914
	1,804	12,456

Share of income from Operating Partnerships(Note D)	44,097	-

Expenses

Professional fees	25,512	29,110
Partnership management fee, net (Note C)	52,449	50,057
General and administrative expenses	6,379	7,164
	84,340	86,331

NET INCOME(LOSS)	$ (38,439)	$ (73,875)

Net income(loss) allocated to assignees	$ (38,055)	$ (73,136)

Net income(loss) allocated to general partner	$ (384)	$ (739)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2011	2010

Income
Interest income	$ 889	$ 1,641
Other income	8,956	34,051
	9,845	35,692

Share of income from Operating Partnerships(Note D)	397,317	73,862

Expenses

Professional fees	39,678	44,812
Partnership management fee, net (Note C)	135,263	146,978
General and administrative expenses	9,533	12,637
	184,474	204,427

NET INCOME(LOSS)	$ 222,688	$ (94,873)

Net income(loss) allocated to assignees	$ 220,461	$ (93,924)

Net income(loss) allocated to general partner	$ 2,227	$ (949)

Net income(loss) per BAC	$ .04	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(18,226,519)	$(1,578,991)	$(19,805,510)

Net income(loss)	139,822	1,412	141,234

Partners' capital (deficit), September 30, 2011	$(18,086,697)	$(1,577,579)	$(19,664,276)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2011	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2011	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2011	$(6,119,640)	$ (400,035)	$(6,519,675)

Net income(loss)	31,522	318	31,840

Partners' capital (deficit), September 30, 2011	$(6,088,118)	$ (399,717)	$(6,487,835)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2011	$ (1,775,711)	$ (214,818)	$ (1,990,529)

Net income(loss)	(59,856)	(605)	(60,461)

Partners' capital (deficit), September 30, 2011	$ (1,835,567)	$ (215,423)	$ (2,050,990)

Series 11
Partners' capital (deficit) April 1, 2011	$ (493,133)	$ (221,834)	$ (714,967)

Net income(loss)	(14,250)	(144)	(14,394)

Partners' capital (deficit), September 30, 2011	$ (507,383)	$ (221,978)	$ (729,361)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2011	$(3,333,581)	$ (287,340)	$(3,620,921)

Net income(loss)	(38,055)	(384)	(38,439)

Partners' capital (deficit), September 30, 2011	$(3,371,636)	$ (287,724)	$(3,659,360)

Series 14
Partners' capital (deficit) April 1, 2011	$(6,419,948)	$ (539,470)	$(6,959,418)

Net income(loss)	220,461	2,227	222,688

Partners' capital (deficit), September 30, 2011	$(6,199,487)	$ (537,243)	$(6,736,730)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 141,234	$ 872,919
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(635,795)	(1,271,792)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	40,000	(37,683)
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	(617,346)	32,559

Net cash (used in) provided by operating activities	(1,071,907)	(402,197)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	635,795	1,271,792

Net cash (used in) provided by investing activities	635,795	1,271,792

Cash flows from financing activity:

Distributions	-	(74,548)

Net cash (used in) provided by financing activity	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(436,112)	795,047

Cash and cash equivalents, beginning	1,618,141	1,418,207

Cash and cash equivalents, ending	$ 1,182,029	$ 2,213,254

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 31,840	$ (124,024)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(140,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	8,576	102,492

Net cash (used in) provided by operating activities	(79,584)	(21,532)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	140,000	-

Net cash (used in) provided by investing activities	140,000	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,416	(21,532)

Cash and cash equivalents, beginning	71,556	115,148

Cash and cash equivalents, ending	$ 131,972	$ 93,616

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (60,461)	$ (43,128)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(6,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(30,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	48,444	48,444

Net cash (used in) provided by operating activities	(12,017)	(30,960)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	6,276

Net cash (used in) provided by investing activities	-	6,276

Cash flows from financing activity:

Distributions	-	(74,548)

Net cash (used in) provided by financing activity	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,017)	(99,232)

Cash and cash equivalents, beginning	270,086	186,720

Cash and cash equivalents, ending	$ 258,069	$ 87,488

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (14,394)	$ 1,208,819
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(54,381)	(1,191,654)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	39,617
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(240,684)	(278,117)

Net cash (used in) provided by operating activities	(309,459)	(221,335)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	54,381	1,191,654

Net cash (used in) provided by investing activities	54,381	1,191,654

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(255,078)	970,319

Cash and cash equivalents, beginning	465,155	603,898

Cash and cash equivalents, ending	$ 210,077	$ 1,574,217

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (38,439)	$ (73,875)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(44,097)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(234,744)	71,544

Net cash (used in) provided by operating activities	(317,280)	(2,331)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	44,097	-

Net cash (used in) provided by investing activities	44,097	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(273,183)	(2,331)

Cash and cash equivalents, beginning	479,986	120,857

Cash and cash equivalents, ending	$ 206,803	$ 118,526

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 222,688	$ (94,873)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(397,317)	(73,862)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	(47,300)
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	(198,938)	88,196

Net cash (used in) provided by operating activities	(353,567)	(126,039)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	397,317	73,862

Net cash (used in) provided by investing activities	397,317	73,862

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,750	(52,177)

Cash and cash equivalents, beginning	331,358	391,584

Cash and cash equivalents, ending	$ 375,108	$ 339,407

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2011 1,036,100 BACs in Series 7, 4,177,329 BACs in Series 9, 2,427,925 BACs in Series 10, 2,489,599 BACs in Series 11, 2,972,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2011 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

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

Accounts payable - affiliates at September 30, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	46,788	51,246
Series 10	24,222	24,222
Series 11	29,658	29,658
Series 12	32,628	34,887
Series 14	87,075	93,564

	$ 220,371	$ 233,577

The partnership management fee paid for the quarters ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	85,000	-
Series 10	-	-
Series 11	300,000	-
Series 12	300,000	-
Series 14	375,000	-

	$ 1,060,000	$ -

The partnership management fee paid for the six months ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	85,000	-
Series 10	-	-
Series 11	300,000	350,000
Series 12	300,000	-
Series 14	375,000	100,000

	$ 1,060,000	$ 450,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2011 and 2010 the Partnership had limited partnership interests in 126 and 133 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2011 and 2010 by series is as follows:
	2011	2010
Series 7	-	-
Series 9	22	24
Series 10	16	16
Series 11	16	16
Series 12	23	25
Series 14	49	52

	126	133

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2011 and 2010 by series are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2011 the Partnership disposed of four Operating Partnerships and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for September 30, 2011 is as follows:

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2011.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2011	2010

Revenues
Rental	$ 10,503,663	$ 12,600,906
Interest and other	262,881	328,156
	10,766,544	12,929,062

Expenses
Interest	1,603,312	2,069,117
Depreciation and amortization	2,537,255	3,110,047
Operating expenses	7,813,466	9,218,424
	11,954,033	14,397,588

NET LOSS	$(1,187,489)	$(1,468,526)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,175,614)	$(1,453,841)

Net loss allocated to other partners	$ (11,875)	$ (14,685)

*Amounts include $1,175,614 and $1,453,841 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2011	2010

Revenues
Rental	$ 1,119,363	$ 2,433,720
Interest and other	32,037	63,025
	1,151,400	2,496,745

Expenses
Interest	179,679	397,675
Depreciation and amortization	306,567	631,185
Operating expenses	955,372	1,861,131
	1,441,618	2,889,991

NET LOSS	$ (290,218)	$ (393,246)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (287,316)	$ (389,314)

Net loss allocated to other partners	$ (2,902)	$ (3,932)

*Amounts include $287,316 and $389,314 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2011	2010

Revenues
Rental	$ 1,265,265	$ 1,231,247
Interest and other	17,250	26,461
	1,282,515	1,257,708

Expenses
Interest	184,352	186,711
Depreciation and amortization	298,070	311,749
Operating expenses	967,561	991,238
	1,449,983	1,489,698

NET LOSS	$ (167,468)	$ (231,990)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (165,793)	$ (229,670)

Net loss allocated to other partners	$ (1,675)	$ (2,320)

*Amounts include $165,793 and $229,670 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2011	2010

Revenues
Rental	$ 1,534,367	$ 1,993,597
Interest and other	24,416	37,135
	1,558,783	2,030,732

Expenses
Interest	192,321	314,652
Depreciation and amortization	395,888	508,926
Operating expenses	1,090,166	1,288,296
	1,678,375	2,111,874

NET LOSS	$ (119,592)	$ (81,142)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (118,396)	$ (80,331)

Net loss allocated to other partners	$ (1,196)	$ (811)

*Amounts include $118,396 and $80,331 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2011	2010

Revenues
Rental	$ 1,790,313	$ 1,838,346
Interest and other	94,413	87,897
	1,884,726	1,926,243

Expenses
Interest	302,893	313,832
Depreciation and amortization	377,869	419,846
Operating expenses	1,298,269	1,299,931
	1,979,031	2,033,609

NET LOSS	$ (94,305)	$ (107,366)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (93,362)	$ (106,292)

Net loss allocated to other partners	$ (943)	$ (1,074)

*Amounts include $93,362 and $106,292 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2011	2010

Revenues
Rental	$ 4,794,355	$ 5,103,996
Interest and other	94,765	113,638
	4,889,120	5,217,634

Expenses
Interest	744,067	856,247
Depreciation and amortization	1,158,861	1,238,341
Operating expenses	3,502,098	3,777,828
	5,405,026	5,872,416

NET LOSS	$ (515,906)	$ (654,782)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (510,747)	$ (648,234)

Net loss allocated to other partners	$ (5,159)	$ (6,548)

*Amounts include $510,747 and $648,234 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
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
September 30, 2011
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

NOTE H - SUBSEQUENT EVENT

The Partnership has entered into agreements to either sell or transfer interests in four Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these four Operating Partnerships are $344,800. The estimated gain on sales of the Operating Partnerships is $297,858 and the sales are expected to be recognized in the third quarter of fiscal year end 2012.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2011 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2011 and 2010 in the amount of $15,793 and $70,894. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2011 were $220,371 and total partnership management fees accrued as of September 30, 2011 were $20,448,843. During the six months ended September 30, 2011, the Partnership paid $1,060,000 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2011 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2011, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2011 the Partnership had $1,182,029 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	22	131,972
10	24,288,997	2,428,925	08/24/90	16	258,069
11	24,735,002	2,489,599	12/27/90	16	210,077
12	29,710,003	2,972,795	04/30/91	23	206,803
14	55,728,997	5,574,290	01/27/92	49	375,108

	$186,398,017	18,679,738		126	$1,182,029

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2011 are $131,972, $258,069, $210,077, $197,562 and $214,375, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2011 and 2010 the Partnership held limited partnership interests in 126 and 133 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2011 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	46,788	14,072	32,716
Series 10	24,222	5,989	18,233
Series 11	29,658	6,442	23,216
Series 12	32,628	6,249	26,379
Series 14	87,075	33,761	53,314
	$ 220,371	$ 66,513	$ 153,858

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	93,576	15,772	77,804
Series 10	48,444	9,437	39,007
Series 11	59,316	12,697	46,619
Series 12	65,256	12,807	52,449
Series 14	176,062	40,799	135,263
	$ 442,654	$ 91,512	$ 351,142

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2011 and 2010.

(Series 9)

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2011 and 2010, Series 9 reflects loss from Operating Partnerships of $(290,218) and $(393,246), respectively, which includes depreciation and amortization of $306,567 and $631,185, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50-unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the impacted units being condemned. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. In May 2010 an inspection by the city's engineer confirmed serious mold issues at the property. The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents had vacated the property and as of September 30, 2011 the property remained empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the second quarter of 2011, the property continued to maintain strong occupancy and as of September 30, 2011 occupancy was 92%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In October 2011, the investment general partner of BCTC Fund II LP - Series 9 transferred its interest in Grand Princess Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,412,614 and cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $62,500 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $62,500 as of October 31, 2011.

In October 2011, the investment general partner of BCTC Fund II LP - Series 9 transferred its interest in Grand Princess Villas LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,411,672 and cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $62,500 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $62,500 as of October 31, 2011.

(Series 10)

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2011 and 2010, Series 10 reflects net loss from Operating Partnerships of $(167,468) and $(231,990), respectively, which includes depreciation and amortization of $298,070 and $311,749, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009 and 2010 with occupancy averaging 85% and 89%, respectively. Occupancy has improved from an average of 89% in the first quarter of 2011 to 95% occupancy through the third quarter of 2011. However, despite the continued strong occupancy, the property continues to operate below breakeven. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of September 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2011 and 2010, Series 11 reflects net loss from Operating Partnerships of $(119,592) and $(81,142), respectively, which includes depreciation and amortization of $395,888 and $508,926, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

(Series 12)

As of September 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2011 and 2010, Series 12 reflects net loss from Operating Partnerships of $(94,305) and $(107,366), respectively, which includes depreciation and amortization of $377,869 and $419,846, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota. In 2010, average occupancy was 92% and the property operated above breakeven, despite high operating expenses and bad debt. Through the third quarter of 2011, occupancy averaged 96% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. In 2009, occupancy improved to average 76%, but operations remained below breakeven. In 2010, occupancy declined to an average of 70% but increased to 83% as of year-end, with operations remaining below breakeven for the year. Occupancy has historically been a challenge due to the property's advanced age and new market competitors. However, in 2011 occupancy has averaged 91% year to date and ended the third quarter at 93%. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. With the current rent increase along with stabilized occupancy, the property is projected to operate above breakeven by year end. Rural development approved a workout plan in the third quarter of 2011 which should help stabilize the property and replenish the reserve account in approximately three years. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2005, the 15-year low income housing tax credit compliance period expired.

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

(Series 14)

As of September 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 49 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2011 and 2010, Series 14 reflects net loss from Operating Partnerships of $(515,906) and $(654,782), respectively, which includes depreciation and amortization of $1,158,861 and $1,238,341 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings, interior damage to fifteen units, and the office and laundry room experienced flooding. Insurance and lost rent proceeds were received, and all repairs were completed as of August 2009 at which time all units were back on-line. Occupancy averaged 21% in 2009 and the property operated below breakeven. In 2010, occupancy improved to an average of 70% although operations continued below breakeven. According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area. A new manager that was hired in June 2010 has proven to be very effective at leasing units, as occupancy improved to 88% as of December 2010 and 100% as of September 2011. However, despite the continued strong occupancy, the property continues to operate below breakeven. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% and operations were above breakeven. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010. Average occupancy for the year dropped to 81%, resulting in a $12,000 reduction in income. The operating general partner placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy in 2011. By the third quarter of 2011, occupancy increased to 98% but operations were still below breakeven due to higher maintenance expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. In 2009, occupancy averaged 94% for the year but operations were below breakeven due to high maintenance and insurance expenses. Insurance costs rose 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven in 2010. However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010. Employment opportunities in the area had been consistently declining and the average occupancy in 2010 dropped to 83%. The majority of maintenance costs were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the management company to outsource maintenance work, keeping costs high. The operating general partner placed a new property manager on the site in an effort to improve performance. In the third quarter of 2011, operating expenses slightly decreased; however, occupancy dropped to 75% and operations remained below breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Duncan Village Apartments Limited, Limited Partnership (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. In 2009 insurance costs increased due to a spike in insurance claims throughout the Midwest. The property was still able to generate a cash flow with occupancy averaging 95% for the year. In 2010, however, higher operating expenses caused operations to fall below breakeven. Insurance costs increased again and occupancy dropped to an 89% average. Rural development required the property to outsource maintenance work at a higher cost rather than using the affiliated management company. Also due to Rural Development restrictions, a majority of the maintenance expenses were not reimbursed by the replacement reserve account. Throughout the third quarter of 2011, occupancy averaged 93% but operations remained below breakeven with consistently high overall operating expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Kingfisher Village Apartments Ltd, Limited Partnership (Kingfisher Village Apartments) is an 8-unit family property located in Kingfisher, OK. In 2009, operating expenses were high but Kingfisher Village was able to generate cash flow with an average occupancy of 98%. In 2010, occupancy dropped slightly to 94%. Operating expenses increased, mainly due to maintenance costs, and operations fell below breakeven. Rural Development restrictions prohibited maintenance work to be reimbursed by the replacement reserve account. In addition, Rural Development required the property to outsource all maintenance work, and the maintenance costs increased by 122%. Through the third quarter of 2011 maintenance expenses decreased by 57%. Occupancy increased to 100% and the property generated a cash flow. The operating general partner continues to fund all operating deficits as needed. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. As the property has stabilized and is now operating above breakeven, the Investment Limited Partner will cease reporting for Kingfisher Village Apartments Limited, LP subsequent to September 30, 2011.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2009 operating expenses were higher than state averages but the property was still able to generate a cash flow with 98% occupancy. In 2010, occupancy dropped to 94% causing a slight decrease in rental income. Operating expenses increased by 8% due to higher maintenance costs and operations fell below breakeven. The maintenance expenses were not reimbursed by the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. Through the third quarter of 2011, occupancy averaged 96% but operations remained below breakeven due to high overall operating costs. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Ada Village Apartments Limited, LP (Ada Village Apartments) is a 44-unit family property in Ada, OK. In 2010, occupancy averaged 96% but operations declined due to operating expenses that were 12% higher than state averages. Rural Development required the management company to outsource all maintenance work, causing a drastic increase in operating expenses. Also due to Rural Development restrictions, maintenance costs could not be reimbursed by the replacement reserve account. By the third quarter of 2011, occupancy dropped to 89% causing rental revenue to decrease. Overall operating costs were high, and operations remained below breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

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

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. Reduced operating expenses and replacement reserve reimbursements aided the property in achieving above breakeven operations for the 2010 fiscal year. The property's occupancy remains low through September 30, 2011 at 80%, which is causing the property to operate with a slight deficit through the third quarter of 2011. The property is located in a small, rural town and finding new residents has proven to be difficult. The six vacant units do not have rental assistance, where the occupied 24 units are subsidized. Management is advertising with three web-based vendors, Apartment Smart, My New Place, and Apartment Guide.com, as well as weekly advertisements in the local newspaper. Management's advertising efforts have yet to yield any new applicants. They continue to offer a resident referral fee. The operating general partner has also requested more rental assistance from Rural Development on several occasions but has been denied each time. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

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

In October 2011, the investment general partner of Boston Capital Tax Credit Fund II LP - Series 14 transferred its interest in Carriage Run, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,198,764 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $8,435 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $114,565 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $114,565 as of October 31, 2011.

In October 2011, the investment general partner of Boston Capital Tax Credit Fund II LP - Series 14 transferred its interest in Jarratt LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $779,205 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $13,507 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $58,293 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $58,293 as of October 31, 2011.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.