Form 10-Q
period 2011-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2012-02-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

or

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
FOR THE QUARTER ENDED December 31, 2011

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2011

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 07 5

Condensed Balance Sheets Series 09 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Statements of Operations three months 11

Condensed Three Months Operations Series 07 *

Condensed Three Months Operations Series 09 *

Condensed Three Months Operations Series 10 *

Condensed Three Months Operations Series 11 15

Condensed Three Months Operations Series 12 16

Condensed Three Months Operations Series 14 17

CONDENSED Statements of Operations NINE months 18

Condensed Nine Months Operations Series 07 19

Condensed Nine Months Operations Series 09 20

Condensed Nine Months Operations Series 10 21

Condensed Nine Months Operations Series 11 22

Condensed Nine Months Operations Series 12 23

Condensed Nine Months Operations Series 14 24

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 25

Condensed Partners' Capital (Deficit) Series 07 26

Condensed Partners' Capital (Deficit) Series 09 26

Condensed Partners' Capital (Deficit) Series 10 27

Condensed Partners' Capital (Deficit) Series 11 27

Condensed Partners' Capital (Deficit) Series 12 28

Condensed Partners' Capital (Deficit) Series 14 28

CONDENSED Statements of Cash Flows 29

Condensed Cash Flows Series 07 *

Condensed Cash Flows Series 09 31

Condensed Cash Flows Series 10 32

Condensed Cash Flows Series 11 33

Condensed Cash Flows Series 12 34

Condensed Cash Flows Series 14 35

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 36

Note A Organization 36

Note B Accounting *6

Note C Related Party Transactions 37

Note D Investments 39

COMBINED CONDENSED STATEMENTS OF OPERATION 41

Combined Condensed Statements Series 07 42

Combined Condensed Statements Series 09 43

Combined Condensed Statements Series 10 44

Combined Condensed Statements Series 11 45

Combined Condensed Statements Series 12 46

Combined Condensed Statements Series 14 47

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies and Estimates 64

Recent Accounting Changes 65

Item 3. Quantitative and Qualitative Disclosures About Market Risk 65

Item 4. Controls and Procedures 65

Part II Other Information 66

Item 1. Legal Proceedings 66

Item 1A. Risk Factors 66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 66

Item 3. Defaults Upon Senior Securities 66

Item 4. Mine Safety Disclosures 66

Item 5. Other Information 66

Item 6. Exhibits 66

Signatures 67

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,542,502	$ 1,618,141
Other assets	3,300	3,300
	$ 1,545,802	$ 1,621,441

LIABILITIES
Accounts payable	$ 95,405	$ 37,600
Accounts payable affiliates (Note C)	20,813,378	21,219,377
Capital contributions payable (Note D)	169,974	169,974
	21,078,757	21,426,951
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,678,038 outstanding	(17,956,690)	(18,226,519)

General Partner	(1,576,265)	(1,578,991)
	(19,532,955)	(19,805,510)
	$ 1,545,802	$ 1,621,441

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 329,441	$ 71,556
Other assets	-	-
	$ 329,441	$ 71,556

LIABILITIES

Accounts payable	$ 42,805	$ -
Accounts payable affiliates (Note C)	6,641,288	6,591,231
Capital contributions payable (Note D)	-	-
	6,684,093	6,591,231

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,177,329 outstanding	(5,956,267)	(6,119,640)

General Partner	(398,385)	(400,035)

	(6,354,652)	(6,519,675)
	$ 329,441	$ 71,556

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 252,618	$ 270,086
Other assets	-	-
	$ 252,618	$ 270,086
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,333,281	2,260,615
Capital contributions payable (Note D)	-	-
	2,333,281	2,260,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,427,925 outstanding	(1,864,944)	(1,775,711)

General Partner	(215,719)	(214,818)
	(2,080,663)	(1,990,529)
	$ 252,618	$ 270,086

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 205,680	$ 465,155
Other assets	-	-
	$ 205,680	$ 465,155

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	969,096	1,180,122
Capital contributions payable (Note D)	-	-
	969,096	1,180,122

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(541,098)	(493,133)

General Partner	(222,318)	(221,834)
	(763,416)	(714,967)
	$ 205,680	$ 465,155

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 184,752	$ 479,986
Other assets	-	-
	$ 184,752	$ 479,986

LIABILITIES

Accounts payable	$ 22,500	$ 37,500
Accounts payable affiliates (Note C)	3,852,050	4,054,166
Capital contributions payable (Note D)	9,241	9,241
	3,883,791	4,100,907

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,410,918)	(3,333,581)

General Partner	(288,121)	(287,340)
	(3,699,039)	(3,620,921)
	$ 184,752	$ 479,986

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 570,011	$ 331,358
Other assets	3,300	3,300
	$ 573,311	$ 334,658

LIABILITIES

Accounts payable	$ 30,100	$ 100
Accounts payable affiliates (Note C)	7,017,663	7,133,243
Capital contributions payable (Note D)	160,733	160,733
	7,208,496	7,294,076

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,098,957)	(6,419,948)

General Partner	(536,228)	(539,470)
	(6,635,185)	(6,959,418)
	$ 573,311	$ 334,658

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 638	$ 3,856
Other income	1,256	52
	1,894	3,908

Share of income from Operating Partnerships(Note D)	310,866	355,089

Expenses

Professional fees	8,701	52,242
Partnership management fee, net (Note C)	127,366	184,928
General and administrative expenses	45,369	39,325
	181,436	276,495

NET INCOME(LOSS)	$ 131,324	$ 82,502

Net income(loss) allocated to assignees	$ 130,012	$ 81,677

Net income(loss) allocated to general partner	$ 1,312	$ 825

Net income(loss) per BAC	$ .01	$ .00

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2011	2010

Income
Interest income	$ 74	$ 141
Other income	327	-
	401	141

Share of income from Operating Partnerships(Note D)	138,008	-

Expenses

Professional fees	1,780	9,856
Partnership management fee, net (Note C)	(14,067)	51,246
General and administrative expenses	17,512	8,289
	5,225	69,391

NET INCOME(LOSS)	$ 133,184	$ (69,250)

Net income(loss) allocated to assignees	$ 131,852	$ (68,558)

Net income(loss) allocated to general partner	$ 1,332	$ (692)

Net income(loss) per BAC	$ .03	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2011	2010

Income
Interest income	$ 131	$ 137
Other income	112	-
	243	137

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	1,388	9,817
Partnership management fee, net (Note C)	22,998	15,472
General and administrative expenses	5,530	5,721
	29,916	31,010

NET INCOME(LOSS)	$ (29,673)	$ (30,873)

Net income(loss) allocated to assignees	$ (29,376)	$ (30,564)

Net income(loss) allocated to general partner	$ (297)	$ (309)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2011	2010

Income
Interest income	$ 106	$ 2,419
Other income	112	6
	218	2,425

Share of income from Operating Partnerships(Note D)	-	25,982

Expenses

Professional fees	1,387	10,272
Partnership management fee, net (Note C)	27,641	24,896
General and administrative expenses	5,245	5,636
	34,273	40,804

NET INCOME(LOSS)	$ (34,055)	$ (12,397)

Net income(loss) allocated to assignees	$ (33,714)	$ (12,273)

Net income(loss) allocated to general partner	$ (341)	$ (124)

Net income(loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2011	2010

Income
Interest income	$ 103	$ 568
Other income	148	-
	251	568

Share of income from Operating Partnerships(Note D)	-	329,107

Expenses

Professional fees	1,817	11,925
Partnership management fee, net (Note C)	31,628	25,207
General and administrative expenses	6,484	7,049
	39,929	44,181

NET INCOME(LOSS)	$ (39,678)	$ 285,494

Net income(loss) allocated to assignees	$ (39,281)	$ 282,639

Net income(loss) allocated to general partner	$ (397)	$ 2,855

Net income(loss) per BAC	$ (.01)	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2011	2010

Income
Interest income	$ 224	$ 591
Other income	557	46
	781	637

Share of income from Operating Partnerships(Note D)	172,858	-

Expenses

Professional fees	2,329	10,372
Partnership management fee, net (Note C)	59,166	68,107
General and administrative expenses	10,598	12,630
	72,093	91,109

NET INCOME(LOSS)	$ 101,546	$ (90,472)

Net income(loss) allocated to assignees	$ 100,531	$ (89,567)

Net income(loss) allocated to general partner	$ 1,015	$ (905)

Net income(loss) per BAC	$ .02	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 3,480	$ 10,534
Other income	17,049	70,946
	20,529	81,480

Share of income from Operating Partnerships(Note D)	946,661	1,626,881

Expenses

Professional fees	135,100	189,313
Partnership management fee, net (Note C)	478,508	484,514
General and administrative expenses	81,027	79,111
	694,635	752,938

NET INCOME(LOSS)	$ 272,555	$ 955,423

Net income(loss) allocated to assignees	$ 269,829	$ 945,869

Net income(loss) allocated to general partner	$ 2,726	$ 9,554

Net income(loss) per BAC	$ .01	$ .05

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2011	2010

Income
Interest income	$ 352	$ 583
Other income	330	1,367
	682	1,950

Share of income from Operating Partnerships(Note D)	278,008	-

Expenses

Professional fees	24,112	35,202
Partnership management fee, net (Note C)	63,737	143,918
General and administrative expenses	25,818	16,103
	113,667	195,223

NET INCOME(LOSS)	$ 165,023	$ (193,273)

Net income(loss) allocated to assignees	$ 163,373	$ (191,340)

Net income(loss) allocated to general partner	$ 1,650	$ (1,933)

Net income(loss) per BAC	$ .04	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2011	2010

Income
Interest income	$ 493	$ 632
Other income	2,886	11,181
	3,379	11,813

Share of income from Operating Partnerships(Note D)	-	6,276

Expenses

Professional fees	20,141	28,110
Partnership management fee, net (Note C)	62,005	51,974
General and administrative expenses	11,367	12,006
	93,513	92,090

NET INCOME(LOSS)	$ (90,134)	$ (74,001)

Net income(loss) allocated to assignees	$ (89,233)	$ (73,261)

Net income(loss) allocated to general partner	$ (901)	$ (740)

Net income(loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2011	2010

Income
Interest income	$ 767	$ 5,976
Other income	3,020	12,387
	3,787	18,363

Share of income from Operating Partnerships(Note D)	54,381	1,217,636

Expenses

Professional fees	21,510	29,781
Partnership management fee, net (Note C)	74,260	(1,727)
General and administrative expenses	10,847	11,522
	106,617	39,576

NET INCOME(LOSS)	$ (48,449)	$1,196,423

Net income(loss) allocated to assignees	$ (47,965)	$1,184,459

Net income(loss) allocated to general partner	$ (484)	$ 11,964

Net income(loss) per BAC	$ (.02)	$ .48

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2011	2010

Income
Interest income	$ 755	$ 1,111
Other income	1,300	11,914
	2,055	13,025

Share of income from Operating Partnerships(Note D)	44,097	329,107

Expenses

Professional fees	27,329	41,036
Partnership management fee, net (Note C)	84,077	75,264
General and administrative expenses	12,864	14,212
	124,270	130,512

NET INCOME(LOSS)	$ (78,118)	$ 211,620

Net income(loss) allocated to assignees	$ (77,337)	$ 209,504

Net income(loss) allocated to general partner	$ (781)	$ 2,116

Net income(loss) per BAC	$ (.03)	$ .07

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2011	2010

Income
Interest income	$ 1,113	$ 2,232
Other income	9,513	34,097
	10,626	36,329

Share of income from Operating Partnerships(Note D)	570,175	73,862

Expenses

Professional fees	42,008	55,184
Partnership management fee, net (Note C)	194,429	215,085
General and administrative expenses	20,131	25,268
	256,568	295,537

NET INCOME(LOSS)	$ 324,233	$(185,346)

Net income(loss) allocated to assignees	$ 320,991	$(183,493)

Net income(loss) allocated to general partner	$ 3,242	$ (1,853)

Net income(loss) per BAC	$ .06	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(18,226,519)	$(1,578,991)	$(19,805,510)

Net income(loss)	269,829	2,726	272,555

Partners' capital (deficit), December 31, 2011	$(17,956,690)	$(1,576,265)	$(19,532,955)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2011	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2011	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2011	$(6,119,640)	$ (400,035)	$(6,519,675)

Net income(loss)	163,373	1,650	165,023

Partners' capital (deficit), December 31, 2011	$(5,956,267)	$ (398,385)	$(6,354,652)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2011	$ (1,775,711)	$ (214,818)	$ (1,990,529)

Net income(loss)	(89,233)	(901)	(90,134)

Partners' capital (deficit), December 31, 2011	$ (1,864,944)	$ (215,719)	$ (2,080,663)

Series 11
Partners' capital (deficit) April 1, 2011	$ (493,133)	$ (221,834)	$ (714,967)

Net income(loss)	(47,965)	(484)	(48,449)

Partners' capital (deficit), December 31, 2011	$ (541,098)	$ (222,318)	$ (763,416)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2011	$(3,333,581)	$ (287,340)	$(3,620,921)

Net income(loss)	(77,337)	(781)	(78,118)

Partners' capital (deficit), December 31, 2011	$(3,410,918)	$ (288,121)	$(3,699,039)

Series 14
Partners' capital (deficit) April 1, 2011	$(6,419,948)	$ (539,470)	$(6,959,418)

Net income(loss)	320,991	3,242	324,233

Partners' capital (deficit), December 31, 2011	$(6,098,957)	$ (536,228)	$(6,635,185)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 272,555	$ 955,423
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(946,661)	(1,626,881)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,805	(27,883)
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	(405,999)	(24,180)

Net cash (used in) provided by operating activities	(1,022,300)	(721,721)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	946,661	1,626,881

Net cash (used in) provided by investing activities	946,661	1,626,881

Cash flows from financing activities:

Distributions	-	(74,548)

Net cash (used in) provided by financing activities	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,639)	830,612

Cash and cash equivalents, beginning	1,618,141	1,418,207

Cash and cash equivalents, ending	$ 1,542,502	$ 2,248,819

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 165,023	$ (193,273)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(278,008)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	42,805	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	50,057	153,738

Net cash (used in) provided by operating activities	(20,123)	(39,535)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	278,008	-

Net cash (used in) provided by investing activities	278,008	-

Cash flows from financing activities:

Distributions	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,885	(39,535)

Cash and cash equivalents, beginning	71,556	115,148

Cash and cash equivalents, ending	$ 329,441	$ 75,613

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (90,134)	$ (74,001)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(6,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(30,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	72,666	72,666

Net cash (used in) provided by operating activities	(17,468)	(37,611)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	6,276

Net cash (used in) provided by investing activities	-	6,276

Cash flows from financing activities:

Distributions	-	(74,548)

Net cash (used in) provided by financing activities	-	(74,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,468)	(105,883)

Cash and cash equivalents, beginning	270,086	186,720

Cash and cash equivalents, ending	$ 252,618	$ 80,837

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (48,449)	$ 1,196,423
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(54,381)	(1,217,636)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	39,617
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(211,026)	(535,959)

Net cash (used in) provided by operating activities	(313,856)	(517,555)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	54,381	1,217,636

Net cash (used in) provided by investing activities	54,381	1,217,636

Cash flows from financing activities:

Distributions	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(259,475)	700,081

Cash and cash equivalents, beginning	465,155	603,898

Cash and cash equivalents, ending	$ 205,680	$ 1,303,979

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ (78,118)	$ 211,620
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(44,097)	(329,107)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(15,000)	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(202,116)	105,751

Net cash (used in) provided by operating activities	(339,331)	3,264

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	44,097	329,107

Net cash (used in) provided by investing activities	44,097	329,107

Cash flows from financing activities:

Distributions	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(295,234)	332,371

Cash and cash equivalents, beginning	479,986	120,857

Cash and cash equivalents, ending	$ 184,752	$ 453,228

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2011	2010
Cash flows from operating activities:

Net Income(loss)	$ 324,233	$ (185,346)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(570,175)	(73,862)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	30,000	(52,500)
Decrease (Increase) in other assets	-	1,800
(Decrease) Increase in accounts payable affiliates	(115,580)	179,624

Net cash (used in) provided by operating activities	(331,522)	(130,284)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	570,175	73,862

Net cash (used in) provided by investing activities	570,175	73,862

Cash flows from financing activities:

Distributions	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	238,653	(56,422)

Cash and cash equivalents, beginning	331,358	391,584

Cash and cash equivalents, ending	$ 570,011	$ 335,162

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2011 1,036,100 BACs in Series 7, 4,177,329 BACs in Series 9, 2,427,925 BACs in Series 10, 2,489,599 BACs in Series 11, 2,972,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2011 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

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

Accounts payable - affiliates at December 31, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	41,481	51,246
Series 10	24,222	24,222
Series 11	29,658	29,658
Series 12	32,628	34,207
Series 14	83,358	91,428

	$ 211,347	$ 230,761

The partnership management fee paid for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	287,500
Series 12	-	-
Series 14	-	-

	$ -	$ 287,500

The partnership management fee paid for the nine months ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	85,000	-
Series 10	-	-
Series 11	300,000	637,500
Series 12	300,000	-
Series 14	375,000	100,000

	$ 1,060,000	$ 737,500

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2011 and 2010 the Partnership had limited partnership interests in 119 and 132 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2011 and 2010 by series is as follows:
	2011	2010
Series 7	-	-
Series 9	18	24
Series 10	16	16
Series 11	16	16
Series 12	23	24
Series 14	46	52

	119	132

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2011 and 2010 by series are as follows:
	2011	2010
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2011 the Partnership disposed of eleven Operating Partnerships and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for December 31, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	6	-	278,008	278,008
Series 10	-	-	-	-
Series 11	-	-	54,381	54,381
Series 12	-	-	44,097	44,097
Series 14	4	1	570,175	570,175
Total	10	1	$946,661	$946,661

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2011.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2011	2010

Revenues
Rental	$ 17,215,819	$ 18,641,068
Interest and other	501,110	485,629
	17,716,929	19,126,697

Expenses
Interest	2,683,849	3,064,645
Depreciation and amortization	4,095,899	4,587,381
Operating expenses	12,634,465	13,611,590
	19,414,213	21,263,616

NET LOSS	$(1,697,284)	$(2,136,919)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,680,312)	$(2,115,550)

Net loss allocated to other partners	$ (16,972)	$ (21,369)

*Amounts include $1,680,312 and $2,115,550 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2011

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

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2011	2010

Revenues
Rental	$ 3,127,896	$ 3,592,324
Interest and other	164,204	90,543
	3,292,100	3,682,867

Expenses
Interest	497,130	590,226
Depreciation and amortization	822,699	965,971
Operating expenses	2,391,867	2,765,085
	3,711,696	4,321,282

NET LOSS	$ (419,596)	$ (638,415)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (415,400)	$ (632,031)

Net loss allocated to other partners	$ (4,196)	$ (6,384)

*Amounts include $415,400 and $632,031 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2011	2010

Revenues
Rental	$ 1,905,533	$ 1,852,861
Interest and other	25,972	37,721
	1,931,505	1,890,582

Expenses
Interest	275,953	279,700
Depreciation and amortization	447,447	460,673
Operating expenses	1,443,827	1,470,711
	2,167,227	2,211,084

NET LOSS	$ (235,722)	$ (320,502)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (233,365)	$ (317,297)

Net loss allocated to other partners	$ (2,357)	$ (3,205)

*Amounts include $233,365 and $317,297 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2011	2010

Revenues
Rental	$ 2,371,493	$ 2,821,874
Interest and other	36,556	53,609
	2,408,049	2,875,483

Expenses
Interest	313,580	451,937
Depreciation and amortization	596,229	706,938
Operating expenses	1,681,434	1,828,672
	2,591,243	2,987,547

NET LOSS	$ (183,194)	$ (112,064)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (181,362)	$ (110,943)

Net loss allocated to other partners	$ (1,832)	$ (1,121)

*Amounts include $181,362 and $110,943 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2011	2010

Revenues
Rental	$ 2,704,831	$ 2,713,415
Interest and other	134,380	135,077
	2,839,211	2,848,492

Expenses
Interest	451,126	471,008
Depreciation and amortization	569,469	602,820
Operating expenses	1,920,252	1,914,688
	2,940,847	2,988,516

NET LOSS	$ (101,636)	$ (140,024)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (100,620)	$ (138,624)

Net loss allocated to other partners	$ (1,016)	$ (1,400)

*Amounts include $100,620 and $138,624 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2011	2010

Revenues
Rental	$ 7,106,066	$ 7,660,594
Interest and other	139,998	168,679
	7,246,064	7,829,273

Expenses
Interest	1,146,060	1,271,774
Depreciation and amortization	1,660,055	1,850,979
Operating expenses	5,197,085	5,632,434
	8,003,200	8,755,187

NET LOSS	$ (757,136)	$ (925,914)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (749,565)	$ (916,655)

Net loss allocated to other partners	$ (7,571)	$ (9,259)

*Amounts include $749,565 and $916,655 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
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
December 31, 2011
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2011 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2011 and 2010 in the amount of $17,049 and $70,946. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2011 were $211,347 and total partnership management fees accrued as of December 31, 2011 were $20,660,190. During the nine months ended December 31, 2011, the Partnership paid $1,060,000 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2011, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended December 31, 2011 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2011, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2011 the Partnership had $1,542,502 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	18	329,441
10	24,288,997	2,428,925	08/24/90	16	252,618
11	24,735,002	2,489,599	12/27/90	16	205,680
12	29,710,003	2,972,795	04/30/91	23	184,752
14	55,728,997	5,574,290	01/27/92	46	570,011

	$186,398,017	18,679,738		119	$1,542,502

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2011 are $329,441, $252,618, $205,680, $175,511 and $409,278, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2011 and 2010 the Partnership held limited partnership interests in 119 and 132 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2011 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	41,481	55,548	(14,067)
Series 10	24,222	1,224	22,998
Series 11	29,658	2,017	27,641
Series 12	32,628	1,000	31,628
Series 14	83,358	24,192	59,166
	$ 211,347	$ 83,981	$ 127,366

	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	135,057	71,320	63,737
Series 10	72,666	10,661	62,005
Series 11	88,974	14,714	74,260
Series 12	97,884	13,807	84,077
Series 14	259,420	64,991	194,429
	$ 654,001	$ 175,493	$ 478,508

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2011 and 2010.

(Series 9)

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2011 and 2010, Series 9 reflects loss from Operating Partnerships of $(419,596) and $(638,415), respectively, which includes depreciation and amortization of $822,699 and $965,971, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50-unit family development located in Telluride, CO. In 2008, water infiltrated and damaged approximately 50% of the units. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property would need $753,807 in repairs to put the down units back on-line. The Operating Partnership did not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. In May 2010 an inspection by the city's engineer confirmed serious mold issues at the property. The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents vacated the property and as of December 31, 2011 the property remained empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the second quarter of 2011, the property continued to maintain strong occupancy and as of December 31, 2011 occupancy was 92%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In October 2011, the investment general partner transferred its interest in Grand Princess Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,412,614 and cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $62,500 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $62,500 as of October 31, 2011.

In October 2011, the investment general partner transferred its interest in Grand Princess Villas LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,411,672 and cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $62,500 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $62,500 as of October 31, 2011.

In December 2011, the investment general partner transferred its interest in Raitt Street Apartments, A CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,153,969 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds will be returned to cash reserves held by Series 9. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In December 2011, the investment general partner of Boston Capital Tax Credit Fund I LP - Series 4 and Series 9 transferred their respective interests in Meadowcrest LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,446,544 and cash proceeds to the investment partnerships of $64,760 to Series 4 and $70,240 to Series 9. Of the total proceeds received, $45,572 and $49,428 from Series 4 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,195 and $7,804 from Series 4 and Series 9, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $11,993 and $13,008 for Series 4 and Series 9 respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership was recorded of $11,993 and $13,008 from Series 4 and Series 9, respectively, as of December 31, 2011.

(Series 10)

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2011 and 2010, Series 10 reflects net loss from Operating Partnerships of $(235,722) and $(320,502), respectively, which includes depreciation and amortization of $447,447 and $460,673, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009 and 2010 with occupancy averaging 85% and 89%, respectively. In 2011, occupancy improved from an average of 89% in the first quarter to 98% through the fourth quarter. However, despite the continued strong occupancy, the property continues to operate below breakeven. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of December 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2011 and 2010, Series 11 reflects net loss from Operating Partnerships of $(183,194) and $(112,064), respectively, which includes depreciation and amortization of $596,229 and $706,938, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

(Series 12)

As of December 31, 2011 and 2010 the average Qualified Occupancy for the series was 99.7% and 100%, respectively. The series had a total of 23 properties at December 31, 2011, of which 22 were at 100% Qualified Occupancy.

For the periods ended December 31, 2011 and 2010, Series 12 reflects net loss from Operating Partnerships of $(101,636) and $(140,024), respectively, which includes depreciation and amortization of $569,469 and $602,820, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota. In 2010, average occupancy was 92% and the property operated above breakeven, despite high operating expenses and bad debt. Through the fourth quarter of 2011, occupancy averaged 96% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2010, the property struggled as occupancy declined to an average of 70% for the year with operations below breakeven. Occupancy has historically been a challenge due to the property's advanced age and new market competitors. However, in 2011, occupancy remained strong averaging 91%. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. With the current rent increase along with stabilized occupancy, the property is projected to operate above breakeven by year end. Rural development approved a workout plan in the third quarter of 2011 which should help stabilize the property and replenish the replacement reserve account in approximately three years. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2005, the 15-year low income housing tax credit compliance period expired.

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

(Series 14)

As of December 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 46 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2011 and 2010, Series 14 reflects net loss from Operating Partnerships of $(757,136) and $(925,914), respectively, which includes depreciation and amortization of $1,660,055 and $1,850,979 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings, interior damage to fifteen units, and the office and laundry room experienced flooding. Insurance and lost rent proceeds were received, and all repairs were completed as of August 2009 at which time all units were back on-line. In 2010, occupancy improved to an average of 70% although operations continued below breakeven. According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area. A new manager that was hired in June 2010 has proven to be very effective at leasing units, as occupancy improved to 88% as of December 2010. At year-end 2011 occupancy was 96%. However, despite the continued strong occupancy, the property continues to operate below breakeven. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% and operations were above breakeven. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010. Average occupancy for the year 2010 dropped to 81%, resulting in a $12,000 reduction in income. The operating general partner placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy in 2011. By the end of 2011, occupancy increased to 98% but operations were still below breakeven due to higher maintenance expenses. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. In 2009, occupancy averaged 94% for the year but operations were below breakeven due to high maintenance and insurance expenses. Insurance costs rose 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven in 2010. However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010. Employment opportunities in the area had been consistently declining and the average occupancy in 2010 dropped to 83%. The majority of maintenance costs were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the management company to outsource maintenance work, keeping costs high. The operating general partner placed a new property manager on the site in an effort to improve performance. By the end of 2011, operating expenses slightly decreased and occupancy increased to 88%. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Duncan Village Apartments Limited, Limited Partnership (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. In 2009 insurance costs increased due to a spike in insurance claims throughout the Midwest, but the property was still able to generate cash flow with occupancy averaging 95% for the year. In 2010, however, higher operating expenses caused operations to fall below breakeven. Insurance costs increased again and occupancy dropped to an 89% average. Rural Development required the property to outsource maintenance work at a higher cost rather than using the affiliated management company. Also due to Rural Development restrictions, a majority of the maintenance expenses were not reimbursed from the replacement reserve account. By the end of 2011, occupancy averaged 94% and rental income increased by 5%. Overall operating expenses decreased and the property is operating above breakeven at the end of 2011. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2009 operating expenses were higher than state averages but the property was still able to generate a cash flow with 98% occupancy. In 2010, occupancy dropped to 94% causing a slight decrease in rental income. Operating expenses increased by 8% due to higher maintenance costs and operations fell below breakeven. The maintenance expenses were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. By the end of 2011, occupancy averaged 92% and operations remained below breakeven due to high overall operating costs. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Ada Village Apartments Limited, LP (Ada Village Apartments) is a 44-unit family property in Ada, OK. In 2010, occupancy averaged 96% but operations declined due to operating expenses that were 12% higher than state averages. Rural Development required the management company to outsource all maintenance work, causing a drastic increase in operating expenses. Also due to Rural Development restrictions, maintenance costs could not be reimbursed by the replacement reserve account. By the end of 2011, occupancy averaged 94% and operations remained below breakeven due to high overall operating costs. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

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

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. Reduced operating expenses and replacement reserve reimbursements aided the property in achieving above breakeven operations for the 2010 fiscal year. The property's occupancy remains low through December 31, 2011 at 80%, which is causing the property to operate at breakeven through the fourth quarter of 2011. The property is located in a small, rural town and finding new residents has proven to be difficult. The six vacant units do not have rental assistance, while the occupied 24 units are subsidized. Management is advertising with three web-based vendors, Apartment Smart, My New Place, and Apartment Guide.com, as well as placing weekly advertisements in the local newspaper. They also continue to offer a resident referral fee. The operating general partner has requested more rental assistance from Rural Development on several occasions but has been denied each time. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

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

In October 2011, the investment general partner transferred its interest in Carriage Run, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,198,764 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $8,435 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $114,565 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $114,565 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Jarratt LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $779,205 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $13,507 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $58,293 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $58,293 as of December 31, 2011.

In December 2011, the investment general partner transferred its interest in La Gema Del Barrio to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,071 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds will be returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2012	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.