Form 10-K
period 2012-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2012-06-29
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

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

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2012

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

As of March 31, 2012, the Partnership had invested in a total of 118 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 18 Operating Partnerships on behalf of Series 9, 15 Operating Partnerships on behalf of Series 10, 16 Operating Partnerships on behalf of Series 11, 23 Operating Partnerships on behalf of Series 12, and 46 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the 118 Operating Partnerships in 6 series identified in the table set forth below. In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2012

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Azalea Village Apartments	Crawford, GA	24	$605,738	5/90	5/90	100%	$143,206

Big Lake Seniors	Big Lake, TX	20	520,555	4/94	6/95	100%	145,660

Blanco Senior Apt.	Blanco, TX	20	487,964	12/93	9/94	100%	98,561

Fawn River Apartments	Sturgis, MI	100	3,497,392	10/90	10/90	100%	971,446

Fountain Green Apartments	Crestview, FL	24	669,052	6/90	5/90	100%	164,534

Garden Lake Apartments	Immokalee, FL	65	2,076,889	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	476,922	6/90	6/90	100%	383,100

Grifton Manor Apts.	Grifton, NC	40	1,137,142	9/93	2/94	100%	261,645

Hill St. Commons	South Paris, ME	25	1,398,056	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,313,199	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Le Grand Apts.	Le Grand, CA	34	$1,625,127	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,399,202	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,394,469	5/90	3/90	100%	321,908

Pine Ridge Place	Polkton, NC	16	591,747	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	574,131	12/93	7/93	100%	144,839

Quail Hollow II	Raleigh, NC	36	2,259,950	7/90	9/90	100%	313,521

Telluride Apartments	Telluride, CO	30	1,420,515	9/90	11/90	100%	300,033

Village Oaks Apartments II	Live Oak, FL	24	688,509	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Athens Park Apartments	Athens, AL	48	$1,266,185	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	694,558	8/89	11/90	100%	168,234

Brentwood Apartments	Eunice, LA	32	903,680	11/90	10/90	100%	205,470

Candlewick Place	Monroeville, AL	40	1,177,484	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	728,376	5/93	5/93	100%	180,800

Lambert Square Apt.	Lambert, MS	32	913,893	11/92	12/92	100%	192,347

Maidu Village	Roseville, CA	81	1,193,615	3/91	12/91	100%	470,000

Meadowbrook Lane Apartments	Americus, GA	50	1,388,345	9/90	3/90	100%	336,264

Pecan Village Apartments	Ellaville, GA	30	739,000	7/90	2/90	100%	221,856

Pine Grove Apts.	Ackerman, MS	24	417,304	9/93	6/94	100%	169,926

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Pinetree Manor Apts.	Centreville, MS	32	$925,653	11/92	1/93	100%	$191,500

Rosewood Village Apartments	Willacoochee, GA	24	612,521	7/90	7/90	100%	147,480

Stratford Square Apartments	Brundidge, AL	24	712,265	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,388,279	11/92	3/93	100%	246,230

Woodside Apartments	Lisbon, ME	28	1,401,887	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Buckeye Senior Apartments	Buckeye, AZ	41	$1,262,953	12/90	8/90	100%	$311,480

Cambridge Manor Apartments	Macon, MS	47	1,500,712	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	903,321	12/90	1/91	100%	205,750

Elmwood Manor Apartments	Eutaw, AL	47	1,532,887	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	919,950	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	867,547	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,347,558	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	877,229	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Lakewood Village Apartments	Lake Providence, LA	32	$905,762	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	1,193,615	3/91	12/91	100%	530,000

Oatka Meadows	Warsaw, NY	24	867,815	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,164,584	12/90	12/90	100%	522,999

South Fork Heights	South Fork, CO	48	1,388,291	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	739,639	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	905,476	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,280,374	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Bowman Village Apartments	Bowman, GA	24	$630,466	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,085,026	4/91	4/91	100%	323,941

Carson Village Apartments	Wrightsville, GA	24	615,965	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,812,633	2/91	11/90	100%	432,438

Crescent City Senior Apartments	Crescent City, CA	38	2,017,316	3/91	3/91	100%	474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,272,640	6/91	6/91	100%	364,515

Fox Run Apartments	Jesup, GA	24	463,743	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	537,072	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,333,642	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,347,558	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	866,475	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	624,642	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Melville Plaza Apartments	Melville, LA	32	$840,922	7/91	10/91	100%	$178,564

Oakleigh Apartments	Abbeville, LA	32	862,347	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	843,179	8/91	1/92	100%	180,819

Prairie West Apts. III	West Fargo, ND	24	650,984	3/91	3/91	100%	360,698

Ridgeway Court III Apartments	Bemidji, MN	24	971,924	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	531,582	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	682,758	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	489,657	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	502,898	3/91	3/91	100%	96,868

Woodcrest Manor Apartments	Woodville, MS	24	669,427	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	956,535	10/91	4/92	100%	229,601

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Ada Village Apts.	Ada, OK	44	$916,465	1/93	11/93	100%	$158,976

Blanchard Senior Apts. II	Blanchard, LA	24	562,922	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	197,359	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,082,640	7/91	9/91	100%	237,873

The Bridge Building	New York, NY	15	-	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	685,075	7/91	11/90	100%	160,600

Cedar View Apartments	Brinkley, AR	32	1,191,065	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,333,178	10/91	1/92	100%	326,310

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Colorado City Seniors Apartments	Colorado City, TX	24	$513,991	10/91	10/91	100%	$98,721

Cottonwood Apts. II	Cottonport, LA	24	753,576	10/91	7/91	100%	152,664

Countryside Manor	Fulton, MS	24	633,810	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,044,808	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	819,600	7/92	1/93	100%	186,000

Duncan Village Apts.	Duncan, OK	48	989,391	1/93	11/93	100%	172,005

Edison Village Apartments	Edison, GA	42	1,118,316	7/91	2/92	100%	274,144

Fairground Place Apts.	Bedford, KY	19	657,702	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	875,983	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,363,329	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Greenleaf Apartments	Bowdoinham, ME	21	$1,068,290	11/91	8/92	100%	$295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	746,096	10/91	8/91	100%	183,674

Hessmer Village Apartments	Hessmer, LA	32	855,885	12/91	4/92	100%	186,503

Kingfisher Village Apts.	Kingfisher, OK	8	131,867	1/93	12/93	100%	24,365

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,891,332	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,324,799	1/92	6/92	100%	1,018,808

Lana Lu Apartments	Lonaconing, MD	30	1,402,627	12/91	9/92	100%	303,261

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Lexington Village Apts.	Lexington, OK	8	$186,516	1/93	11/93	100%	$32,178

Maidu Village	Roseville, CA	81	1,193,615	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	940,164	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	193,643	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,076,070	12/91	12/91	100%	432,320

Nevada City Senior Apartments	Grass Valley, CA	60	3,359,533	1/92	10/92	100%	839,300

Newellton Place Apartments	Newellton, LA	32	854,436	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,399,955	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,228,310	1/92	1/92	100%	308,578

Pineridge Apartments	McComb, MS	32	1,012,134	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	892,399	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	101,656	1/93	3/93	100%	21,373

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12

Snow Hill Ridge Apartments	Raleigh, NC	32	$1,054,327	10/91	12/91	100%	$307,524

Spring Valley Apartments	Lexington Park, MD	128	4,679,194	11/91	12/92	100%	2,877,811

Titusville Apartments	Titusville, PA	30	1,168,020	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,718,101	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,219,632	1/92	6/92	100%	287,736

Washington Court	Abingdon, VA	39	1,022,701	7/91	8/91	100%	295,250

Wesley Village Apartments	Martinsburg, WV	36	1,231,847	10/91	6/92	100%	266,253

Westside Apartments	Louisville, MS	33	640,056	3/92	1/92	100%	191,014

Wynnewood Village Apts.	Wynnewood, OK	16	396,847	1/93	11/93	100%	67,443

22

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant's Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interest

(a)	Market Information

The Partnership is classified as a limited partnership and has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2012, the Partnership has 10,643 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 7 consists of 739 investors holding 1,036,100 BACs, Series 9 consists of 2,021 investors holding 4,178,029 BACs, Series 10 consists of 1,508 investors holding 2,428,925 BACs, Series 11 consists of 1,269 investors holding 2,489,599 BACs, Series 12 consists of 1,777 investors holding 2,972,795 BACs, and Series 14 consists of 3,329 investors holding 5,574,290 BACs at March 31, 2012.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2012.

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

Liquidity

The Partnership's primary source of funds was the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2012 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2012 the Partnership accrued $857,967 and paid $1,235,000 in annual partnership management fees. As of March 31, 2012 the accrued partnership management fees totaled $20,689,156. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2012, represented $0 in working capital.

(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, 37 of the properties had been disposed of and 18 remain. Cash and Cash Equivalents for Series 9 at March 31, 2012, represented $316,051 in working capital.

(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, 30 of the properties had been disposed of and 15 remain. Cash and Cash Equivalents for Series 10 at March 31, 2012, represented $250,847 in working capital.

(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2012, 24 of the properties had been disposed of and 16 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2012, represented $205,808 in working capital.

(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2012, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2012, 30 of the properties had been disposed of and 23 remain. The Partnership has completed payment of all installments of its capital contributions to 22 of the 23 remaining Operating Partnerships. At March 31, 2012, working capital of $161,046 consists of cash and cash equivalents less capital contributions payable.

(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2012, the Partnership did not use any of Series 14's net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2012 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2012, 55 of the properties had been disposed of and 46 remain. The Partnership has completed payment of all installments of its capital contributions to 36 of the remaining 46 Operating Partnerships. At March 31, 2012, working capital of $198,721 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2012 and 2011 was $666,597 and $670,896, respectively. The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7). The series had a total of 0 properties at March 31, 2012 and 2011.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $0 and $0, respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 7 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 7 was $0 and $0, respectively.

(Series 9). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 18 properties as of March 31, 2012, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $1,814,336 and $(1,430,244), respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2012 and 2011, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 9 was $124,050 and $(248,576), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

On April 30, 2012, the operating general partner of Sunshine Apartments, A Limited Partnership sold the property to a non-affiliated entity. The sales price of the property was $1,237,864, which included the outstanding mortgage balance of approximately $925,000 and cash proceeds to the investment partnership of $171,000. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $156,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $156,000 as of April 30, 2012.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the first quarter of 2012, the property continued to maintain strong occupancy and as of March 31, 2012 occupancy was 95%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund deficits as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In December 2011, the investment general partner of Boston Capital Tax Credit Fund I LP – Series 4 and Series 9 transferred their respective interests in Meadowcrest LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,446,544 and cash proceeds to the investment partnerships of $64,760 to Series 4 and $70,240 to Series 9. Of the total proceeds received, $45,572 and $49,428 from Series 4 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,195 and $7,804 from Series 4 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $11,993 and $13,008 for Series 4 and Series 9 respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership was recorded of $11,993 and $13,008 from Series 4 and Series 9, respectively, as of December 31, 2011.

(Series 10). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2012, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(223,661) and $(124,216), respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2012 and 2011, the Investments in Operating Partnerships for Series 10 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 10 was $223,667 and $91,026, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership, the partnership management fee and miscellaneous income.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. Through the fourth quarter of 2011 occupancy improved to an average of 92% as of March 31, 2012. Despite increased occupancy, the property continues to operate below breakeven. Due to the age of the property, maintenance expenses are very high in order to maintain its physical condition. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

In January 2012, the operating general partner of Washington Heights IV entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 10, 2012. The sales price of the property was $1,250,000, which included the outstanding mortgage balance of approximately $715,546 and cash proceeds to the investment partnership of $344,418. Of the total proceeds received by the investment partnership, $1,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $338,168 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in April 2012; so a receivable in the amount of $338,168 was recorded as of March 31, 2012. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $338,168 as of March 31, 2012.

(Series 11). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2012, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,594,611) and $(517,130), respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 11 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 11 was $(77,985) and $1,163,558, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 89% during 2011, however monthly occupancy improved over the course of the year to 96% as of March 31, 2012. Elevated maintenance expenses and the low occupancy in the first half of 2011 contributed to below breakeven operations for the year. Rural Development had approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner has received a commitment from Rural Development for a deferral of the current debt and the new MPR Loan, which will be used for renovations. The refinance is currently being reviewed for approval by the investment general partner. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

(Series 12). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at March 31, 2012, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(636,261) and $(607,725), respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2012 and 2011, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 12 was $(110,223) and $190,337, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota. In 2010, average occupancy was 92% and the property operated above breakeven, despite high operating expenses and bad debt. Through the fourth quarter of 2011, occupancy averaged 96% and the property was operating above breakeven. In 2012, occupancy is averaging 98% as of March 31, 2012. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy. Occupancy has been a challenge due to the property’s advanced age and new market competitors. However, in 2011, occupancy improved averaging 91%. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. Occupancy was 90% as of March 31, 2012. Management anticipates that with improved rental income and strong occupancy, the property will be able to breakeven. Rural Development approved a workout plan in the third quarter of 2011, which should help stabilize the property and replenish the replacement reserve account in approximately three years. The mortgage, real estate tax and insurance payments are current. The operating general partner’s obligation to fund deficits is limited to $50,840 per year. The operating general partner continues to advance funds as needed and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired.

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

The property was sold on December 15, 2009 without the approval or knowledge of the investment general partner.  The debt, land, rental assistance and insurance proceeds were all sold to a new entity that is re-syndicating the property at another location. The investment general partner has resolved the outstanding legal issues with the operating general partner and a formal agreement has been reached. Effective February 1, 2011, all parties agreed to a mutual release which provided for a payment of $30,000 to the investment partnership. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $15,000 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Under the terms of the mutual release, if the land previously owned by the Operating Partnership is sold prior to December 31, 2015, the investment partnership shall receive 50% of any proceeds realized from the sale of the land. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $15,000 as of March 31, 2011.

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

(Series 14). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 46 properties at March 31, 2012, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $371,451 and $(703,851), respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2012 and 2011, the Investments in Operating Partnerships for Series 14 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) for series 14 was $236,248 and $(280,315), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings, interior damage to fifteen units, and the office and laundry room experienced flooding. Insurance and lost rent proceeds were received, and all repairs were completed as of August 2009 at which time all units were back on-line. In 2010, occupancy improved to an average of 70% although operations continued below breakeven. According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area. A new manager that was hired in June 2010 has proven to be very effective at leasing units, as occupancy improved to 88% as of December 2010. At year-end 2011 occupancy was 96%. However, despite the continued strong occupancy, the property operated below breakeven in 2011. Occupancy averaged 90% and ended at 96% as of March 31, 2012. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010. The operating general partner placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy in 2011. In 2011, occupancy averaged 95%; however, the property still operated at a deficit due to high maintenance expenses. Through the first quarter of 2012, the property has generated cash due to a decrease in maintenance costs. Occupancy remains strong at 95% as of March 31, 2012. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Davis Village Apartments Limited, LP.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven in 2010. However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010. Employment opportunities in the area had been consistently declining and the average occupancy in 2010 dropped to 83%. In addition, Rural Development required the management company to outsource maintenance work, keeping costs high. The operating general partner placed a new property manager on the site in an effort to improve performance. In 2011, the property operated slightly above breakeven and occupancy averaged 84%. Operating expenses need to be monitored as they are higher than the investment limited partner’s state averages for it portfolio. Through the first quarter of 2012, the property is averaging 88% occupancy and is operating above breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Prague Village Apartments Limited, LP.

Duncan Village Apartments Limited, Limited Partnership (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. The property operated below breakeven operations caused by high operating expenses. Rural Development required the property to outsource maintenance work at a higher cost rather than using the affiliated management company. Also due to Rural Development restrictions, a majority of the maintenance expenses were not reimbursed from the replacement reserve account. In 2011, occupancy averaged 94% and the property operated above breakeven due to a decrease in operating expenses. Through the first quarter of 2012, the property continues to operate above breakeven with occupancy at 92% as of March 31, 2012. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Duncan Village Apartment.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2010, a decrease in occupancy and an increase in operating expenses caused operations to fall below breakeven. The increased operating costs were caused by a surge in maintenance expenses. The expenses covered some capital items, but they were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. In 2011, occupancy averaged 91% and operations remained below breakeven due to high overall operating costs. The property is operating slightly above breakeven through the first quarter of 2012 but maintenance expenses remain high. Occupancy averaged 100% as of March 31, 2012. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Maysville Village Apartment Limited.

Ada Village Apartments Limited, LP (Ada Village Apartments) is a 44-unit family property in Ada, OK. In 2010, occupancy averaged 96% but operations declined due to operating expenses that were 12% higher than the investment limited partner’s state averages for its portfolio. Rural Development required the management company to outsource all maintenance work, causing a drastic increase in operating expenses. Also due to Rural Development restrictions, maintenance costs could not be reimbursed by the replacement reserve account. In 2011, operations improved drastically and the property generated cash flow due to a significant decrease in operating expenses. Occupancy remained strong in 2011, averaging 94%. Through the first quarter of 2012, the property has continued to operate well above breakeven and occupancy averaged 93% as of March 31, 2012. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Ada Village Apartment Limited, LP.

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

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. Reduced operating expenses and replacement reserve reimbursements aided the property in achieving above breakeven operations for the 2010 fiscal year. The property averaged 80% occupancy in the first quarter of 2012, which is causing the property to operate slightly below breakeven. The property is located in a small, rural town and finding new residents has proven to be difficult. The vacant units do not have rental assistance, while the occupied units are subsidized. Management is advertising with three web-based vendors, Apartment Smart, My New Place, and Apartment Guide.com, as well as placing weekly advertisements in the local newspaper. They also continue to offer a resident referral fee. The operating general partner has requested more rental assistance from Rural Development on several occasions but has been denied each time. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

In March 2011, the operating general partner of Scott Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on May 2, 2011. The sales price of the property was $1,505,000, which included the outstanding mortgage balance of approximately $1,031,412 and cash proceeds to the investment partnership of $389,317. Of the total proceeds received by the investment partnership, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $374,317 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $374,317 as of June 30, 2011.

In June 2011, the investment general partner transferred its interest in Rosewood Manor, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,377,213 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (“RRN”) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $23,000 as of June 30, 2011.

In October 2011, the investment general partner transferred its interest in Carriage Run, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,198,764 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $8,435 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $114,565 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $114,565 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Jarratt LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $779,205 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $13,507 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $58,293 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $58,293 as of December 31, 2011.

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

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2012, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

	(c)	Changes in Internal Controls

There were no changes in the Partnership management’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

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

John P. Manning, age 63, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 50, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 65, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 48, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2012 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2012 was $857,967. The annual partnership management fee paid during the year ended March 31, 2012 was $1,235,000. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $61,652 for amounts charged to operations during the year ended March 31, 2012. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2012, $0 were paid to an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2012, 18,679,738 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Everest Housing

199 South Los Robles Ave., Suite 200

Pasadena, CA 91101

Series	% of BACs held
Series 12	8.76%
Series 14	7.05%

2.	Summit Venture

P.O. Box 47638

Phoenix, AZ 85068

Series	% of BACs held
Series 9	9.34%
Series 10	5.15%
Series 11	13.99%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.

(c)	Changes in control.

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

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2012.

(b)	Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Partnership has no directors.

Item 14.	Principal Accounting Fees and Services
Fees paid to the Partnership’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$16,475	$13,525	$13,900	$17,225	$27,200

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	7,205	5,645	5,645	7,594	13,249

All Other Fees	-	380	380	380	380	380

Total	$-	$24,060	$19,550	$19,925	$25,199	$40,829

Fees paid to the Partnership’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$16,720	$13,845	$14,570	$16,720	$30,045

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	7,900	5,950	6,340	7,705	15,115

All Other Fees	-	-	-	-	37	-

Total	$-	$24,620	$19,795	$20,910	$24,462	$45,160

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements - Filed herein as Exhibit 13

		Report of Independent Registered Public Accounting Firm

		Balance Sheets, March 31, 2012 and 2011

		Statement of Operations, Years ended March 31, 2012, and 2011

		Statements of Changes in Partners' Capital, Years ended March 31, 2012, and 2011

		Statements of Cash Flows, Years ended March 31, 2012, and 2011

		Notes to Financial Statements, March 31, 2012, and 2011

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund II, L.P. Annual Report on Form 10-K for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2012	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2012	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC II Assignor Corp.

June 29, 2012	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial
and Accounting
Officer),C&M Management
Inc.; Chief Financial
Officer (Principal
Financial and
Accounting Officer)
BCTC II Assignor Corp.

