Form 10-Q
period 2012-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2012-08-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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
FOR THE QUARTER ENDED June 30, 2012

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2012

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

Condensed Three Months Operations Series 11 15

Condensed Three Months Operations Series 12 16

Condensed Three Months Operations Series 14 17

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 18

Condensed Partners' Capital (Deficit) Series 07 19

Condensed Partners' Capital (Deficit) Series 09 19

Condensed Partners' Capital (Deficit) Series 10 20

Condensed Partners' Capital (Deficit) Series 11 20

Condensed Partners' Capital (Deficit) Series 12 21

Condensed Partners' Capital (Deficit) Series 14 21

CONDENSED Statements of Cash Flows 22

Condensed Cash Flows Series 07 23

Condensed Cash Flows Series 09 24

Condensed Cash Flows Series 10 25

Condensed Cash Flows Series 11 26

Condensed Cash Flows Series 12 27

Condensed Cash Flows Series 14 28

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 29

Note A Organization 29

Note B Accounting 29

Note C Related Party Transactions 30

Note D Investments 32

COMBINED CONDENSED STATEMENTS OF OPERATION 34

Combined Condensed Statements Series 07 35

Combined Condensed Statements Series 09 36

Combined Condensed Statements Series 10 37

Combined Condensed Statements Series 11 38

Combined Condensed Statements Series 12 39

Combined Condensed Statements Series 14 40

Note E Taxable Loss 41

Note F Income Taxes 41

Note G Plan of Liquidation 42

Note H Subsequent Event 42

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 43

Liquidity 43

Capital Resources 44

Results of Operations 45

Principal Accounting Policies and Estimates 56

Recent Accounting Changes 57

Item 3. Quantitative and Qualitative Disclosures About Market Risk 57

Item 4. Controls and Procedures 57

Part II Other Information 58

Item 1. Legal Proceedings 58

Item 1A. Risk Factors 58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 58

Item 3. Defaults Upon Senior Securities 58

Item 4. Mine Safety Disclosures 58

Item 5. Other Information 58

Item 6. Exhibits 58

Signatures 59

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 1,846,795	$ 1,302,447
Other assets	2,200	342,718
	$ 1,848,995	$ 1,645,165

LIABILITIES
Accounts payable	$ 62,600	$ 42,600
Accounts payable affiliates (Note C)	21,044,068	20,842,344
Capital contributions payable (Note D)	169,974	169,974
	21,276,642	21,054,918
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,671,338 outstanding	(17,852,435)	(17,834,720)

General Partner	(1,575,212)	(1,575,033)
	(19,427,647)	(19,409,753)
	$ 1,848,995	$ 1,645,165

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 484,007	$ 316,051
Other assets	-	-
	$ 484,007	$ 316,051

LIABILITIES

Accounts payable	$ 50,000	$ 35,000
Accounts payable affiliates (Note C)	6,710,592	6,676,676
Capital contributions payable (Note D)	-	-
	6,760,592	6,711,676

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,176,329 outstanding	(5,878,981)	(5,996,831)

General Partner	(397,604)	(398,794)

	(6,276,585)	(6,395,625)
	$ 484,007	$ 316,051

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 597,817	$ 250,847
Other assets	-	339,418
	$ 597,817	$ 590,265
LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	2,380,221	2,357,127
Capital contributions payable (Note D)	-	-
	2,385,221	2,357,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,423,225 outstanding	(1,574,618)	(1,554,281)

General Partner	(212,786)	(212,581)
	(1,787,404)	(1,766,862)
	$ 597,817	$ 590,265

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 208,930	$ 205,808
Other assets	-	-
	$ 208,930	$ 205,808

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,028,418	998,760
Capital contributions payable (Note D)	-	-
	1,028,418	998,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(596,609)	(570,338)

General Partner	(222,879)	(222,614)
	(819,488)	(792,952)
	$ 208,930	$ 205,808

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 172,858	$ 170,287
Other assets	-	-
	$ 172,858	$ 170,287

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,917,318	3,884,690
Capital contributions payable (Note D)	9,241	9,241
	3,934,059	3,901,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,971,795 utstanding	(3,472,458)	(3,442,702)

General Partner	(288,743)	(288,442)
	(3,761,201)	(3,731,144)
	$ 172,858	$ 170,287

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 383,183	$ 359,454
Other assets	2,200	3,300
	$ 385,383	$ 362,754

LIABILITIES

Accounts payable	$ 100	$ 100
Accounts payable affiliates (Note C)	7,007,519	6,925,091
Capital contributions payable (Note D)	160,733	160,733
	7,168,352	7,085,924

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,245,263)	(6,186,062)

General Partner	(537,706)	(537,108)
	(6,782,969)	(6,723,170)
	$ 385,383	$ 362,754

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 412	$ 1,606
Other income	19,960	12,758
	20,372	14,364

Share of income from Operating Partnerships(Note D)	156,000	635,795

Expenses

Professional fees	2,160	2,460
Partnership management fee, net (Note C)	168,417	197,283
General and administrative expenses	23,689	16,111
	194,266	215,854

NET INCOME(LOSS)	$ (17,894)	$ 434,305

Net income(loss) allocated to assignees	$ (17,715)	$ 429,962

Net income(loss) allocated to general partner	$ (179)	$ 4,343

Net income(loss) per BAC	$ (.00)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2012	2011

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2012	2011

Income
Interest income	$ 97	$ 155
Other income	-	-
	97	155

Share of income from Operating Partnerships(Note D)	156,000	140,000

Expenses

Professional fees	85	438
Partnership management fee, net (Note C)	32,499	45,088
General and administrative expenses	4,473	3,297
	37,057	48,823

NET INCOME(LOSS)	$ 119,040	$ 91,332

Net income(loss) allocated to assignees	$ 117,850	$ 90,419

Net income(loss) allocated to general partner	$ 1,190	$ 913

Net income(loss) per BAC	$ .03	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2012	2011

Income
Interest income	$ 97	$ 205
Other income	3,790	2,774
	3,887	2,979

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	63	389
Partnership management fee, net (Note C)	20,380	20,774
General and administrative expenses	3,986	2,715
	24,429	23,878

NET INCOME(LOSS)	$ (20,542)	$ (20,899)

Net income(loss) allocated to assignees	$ (20,337)	$ (20,690)

Net income(loss) allocated to general partner	$ (205)	$ (209)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2012	2011

Income
Interest income	$ 61	$ 384
Other income	4,013	2,902
	4,074	3,286

Share of income from Operating Partnerships(Note D)	-	54,381

Expenses

Professional fees	1,361	366
Partnership management fee, net (Note C)	25,402	23,402
General and administrative expenses	3,847	2,617
	30,610	26,385

NET INCOME(LOSS)	$ (26,536)	$ 31,282

Net income(loss) allocated to assignees	$ (26,271)	$ 30,969

Net income(loss) allocated to general partner	$ (265)	$ 313

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2012	2011

Income
Interest income	$ 50	$ 374
Other income	-	1,152
	50	1,526

Share of income from Operating Partnerships(Note D)	-	44,097

Expenses

Professional fees	75	416
Partnership management fee, net (Note C)	25,736	26,070
General and administrative expenses	4,296	3,022
	30,107	29,508

NET INCOME(LOSS)	$ (30,057)	$ 16,115

Net income(loss) allocated to assignees	$ (29,756)	$ 15,954

Net income(loss) allocated to general partner	$ (301)	$ 161

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2012	2011

Income
Interest income	$ 107	$ 488
Other income	12,157	5,930
	12,264	6,418

Share of income from Operating Partnerships(Note D)	-	397,317

Expenses

Professional fees	576	851
Partnership management fee, net (Note C)	64,400	81,949
General and administrative expenses	7,087	4,460
	72,063	87,260

NET INCOME(LOSS)	$ (59,799)	$ 316,475

Net income(loss) allocated to assignees	$ (59,201)	$ 313,310

Net income(loss) allocated to general partner	$ (598)	$ 3,165

Net income(loss) per BAC	$ (.01)	$ .06

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,834,720)	$(1,575,033)	$(19,409,753)

Net income(loss)	(17,715)	(179)	(17,894)

Partners' capital (deficit), June 30, 2012	$(17,852,435)	$(1,575,212)	$(19,427,647)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2012	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2012	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2012	$(5,996,831)	$ (398,794)	$(6,395,625)

Net income(loss)	117,850	1,190	119,040

Partners' capital (deficit), June 30, 2012	$(5,878,981)	$ (397,604)	$(6,276,585)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2012	$ (1,554,281)	$ (212,581)	$ (1,766,862)

Net income(loss)	(20,337)	(205)	(20,542)

Partners' capital (deficit), June 30, 2012	$ (1,574,618)	$ (212,786)	$ (1,787,404)

Series 11
Partners' capital (deficit) April 1, 2012	$ (570,338)	$ (222,614)	$ (792,952)

Net income(loss)	(26,271)	(265)	(26,536)

Partners' capital (deficit), June 30, 2012	$ (596,609)	$ (222,879)	$ (819,488)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2012	$(3,442,702)	$ (288,442)	$(3,731,144)

Net income(loss)	(29,756)	(301)	(30,057)

Partners' capital (deficit), June 30, 2012	$(3,472,458)	$ (288,743)	$(3,761,201)

Series 14
Partners' capital (deficit) April 1, 2012	$(6,186,062)	$ (537,108)	$(6,723,170)

Net income(loss)	(59,201)	(598)	(59,799)

Partners' capital (deficit), June 30, 2012	$(6,245,263)	$ (537,706)	$(6,782,969)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (17,894)	$ 434,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	(156,000)	(635,795)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	20,000	40,000
Decrease in other assets	340,518	-
Increase in accounts payable affiliates	201,724	222,283

Net cash provided by operating activities	388,348	60,793

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	156,000	635,795

Net cash provided by investing activities	156,000	635,795

INCREASE IN CASH AND CASH EQUIVALENTS	544,348	696,588

Cash and cash equivalents, beginning	1,302,447	1,618,141

Cash and cash equivalents, ending	$ 1,846,795	$ 2,314,729

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
Increase in accounts payable affiliates	-	-

Net cash provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 119,040	$ 91,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	(156,000)	(140,000)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	15,000	20,000
Decrease in other assets	-	-
Increase in accounts payable affiliates	33,916	46,788

Net cash provided by operating activities	11,956	18,120

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	156,000	140,000

Net cash provided by investing activities	156,000	140,000

INCREASE IN CASH AND CASH EQUIVALENTS	167,956	158,120

Cash and cash equivalents, beginning	316,051	71,556

Cash and cash equivalents, ending	$ 484,007	$ 229,676

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (20,542)	$ (20,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	5,000	-
Decrease in other assets	339,418	-
Increase in accounts payable affiliates	23,094	24,222

Net cash provided by operating activities	346,970	3,323

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	346,970	3,323

Cash and cash equivalents, beginning	250,847	270,086

Cash and cash equivalents, ending	$ 597,817	$ 273,409

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (26,536)	$ 31,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	-	(54,381)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
Increase in accounts payable affiliates	29,658	29,658

Net cash provided by operating activities	3,122	6,559

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	54,381

Net cash provided by investing activities	-	54,381

INCREASE IN CASH AND CASH EQUIVALENTS	3,122	60,940

Cash and cash equivalents, beginning	205,808	465,155

Cash and cash equivalents, ending	$ 208,930	$ 526,095

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (30,057)	$ 16,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	-	(44,097)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
Increase in accounts payable affiliates	32,628	32,628

Net cash provided by operating activities	2,571	4,646

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	44,097

Net cash provided by investing activities	-	44,097

INCREASE IN CASH AND CASH EQUIVALENTS	2,571	48,743

Cash and cash equivalents, beginning	170,287	479,986

Cash and cash equivalents, ending	$ 172,858	$ 528,729

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (59,799)	$ 316,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of Income from Operating Partnerships	-	(397,317)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	20,000
Decrease in other assets	1,100	-
Increase in accounts payable affiliates	82,428	88,987

Net cash provided by operating activities	23,729	28,145

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	397,317

Net cash provided by investing activities	-	397,317

INCREASE IN CASH AND CASH EQUIVALENTS	23,729	425,462

Cash and cash equivalents, beginning	359,454	331,358

Cash and cash equivalents, ending	$ 383,183	$ 756,820

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2012 1,036,100 BACs in Series 7, 4,176,329 BACs in Series 9, 2,423,225 BACs in Series 10, 2,489,599 BACs in Series 11, 2,971,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2012 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012

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

Accounts payable - affiliates at June 30, 2012 and 2011 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	33,916	46,788
Series 10	23,094	24,222
Series 11	29,658	29,658
Series 12	32,628	32,628
Series 14	82,428	88,987

	$ 201,724	$ 222,283

The partnership management fee paid for the quarters ended June 30, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	-	-
Series 14	-	-

	$ -	$ -

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2012 and 2011 the Partnership had limited partnership interests in 117 and 126 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2012 and 2011 by series is as follows:
	2012	2011
Series 7	-	-
Series 9	17	22
Series 10	15	16
Series 11	16	16
Series 12	23	23
Series 14	46	49

	117	126

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2012 and 2011 by series are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2012 the Partnership disposed of one Operating Partnership. A summary of the disposition by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	1	156,000	156,000
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	-	-	-	-
Series 14	-	-	-	-
Total	-	1	$156,000	$156,000

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2012.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2012	2011

Revenues
Rental	$ 5,654,601	$ 5,904,418
Interest and other	193,092	137,976
	5,847,693	6,042,394

Expenses
Interest	974,373	898,220
Depreciation and amortization	1,244,184	1,409,074
Operating expenses	4,108,570	4,296,128
	6,327,127	6,603,422

NET LOSS	$ (479,434)	$ (561,028)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (474,639)	$ (555,418)

Net loss allocated to other partners	$ (4,795)	$ (5,610)

*Amounts include $474,639 and $555,418 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2012	2011

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2012	2011

Revenues
Rental	$ 897,305	$ 1,141,919
Interest and other	41,883	26,543
	939,188	1,168,462

Expenses
Interest	175,071	190,508
Depreciation and amortization	209,938	287,777
Operating expenses	701,585	777,709
	1,086,594	1,255,994

NET LOSS	$ (147,406)	$ (87,532)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (145,932)	$ (86,657)

Net loss allocated to other partners	$ (1,474)	$ (875)

*Amounts include $145,932 and $86,657 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2012	2011

Revenues
Rental	$ 604,485	$ 637,868
Interest and other	9,314	8,555
	613,799	646,423

Expenses
Interest	88,609	92,961
Depreciation and amortization	140,346	150,454
Operating expenses	469,533	492,287
	698,488	735,702

NET LOSS	$ (84,689)	$ (89,279)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (83,842)	$ (88,386)

Net loss allocated to other partners	$ (847)	$ (893)

*Amounts include $83,842 and $88,386 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2012	2011

Revenues
Rental	$ 873,242	$ 811,788
Interest and other	35,110	11,533
	908,352	823,321

Expenses
Interest	150,064	91,059
Depreciation and amortization	198,220	197,148
Operating expenses	632,821	572,534
	981,105	860,741

NET LOSS	$ (72,753)	$ (37,420)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (72,025)	$ (37,046)

Net loss allocated to other partners	$ (728)	$ (374)

*Amounts include $72,025 and $37,046 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2012	2011

Revenues
Rental	$ 927,417	$ 908,254
Interest and other	45,518	50,090
	972,935	958,344

Expenses
Interest	155,159	155,312
Depreciation and amortization	193,648	191,612
Operating expenses	648,017	662,105
	996,824	1,009,029

NET LOSS	$ (23,889)	$ (50,685)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (23,650)	$ (50,178)

Net loss allocated to other partners	$ (239)	$ (507)

*Amounts include $23,650 and $50,178 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2012	2011

Revenues
Rental	$ 2,352,152	$ 2,404,589
Interest and other	61,267	41,255
	2,413,419	2,445,844

Expenses
Interest	405,470	368,380
Depreciation and amortization	502,032	582,083
Operating expenses	1,656,614	1,791,493
	2,564,116	2,741,956

NET LOSS	$ (150,697)	$ (296,112)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (149,190)	$ (293,151)

Net loss allocated to other partners	$ (1,507)	$ (2,961)

*Amounts include $149,190 and $293,151 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended June 30, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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
June 30, 2012
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

NOTE H - SUBSEQUENT EVENT

The Partnership has entered into agreements to sell the interests in six Operating Partnerships. The estimated sale price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $54,000. The estimated gain on sales of the Operating Partnerships is $38,250 and the sales are expected to be recognized in the second quarter of the fiscal year ending in 2013. During the second quarter of the fiscal year ending in 2013, the Partnership received additional proceeds of $10,500 for one of the previously disposed of Operating Partnerhips.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2012 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2012 and 2011 in the amount of $19,960 and $12,758. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2012 were $201,724 and total partnership management fees accrued as of June 30, 2012 were $20,890,880. During the quarter ended June 30, 2012, the Partnership did not pay any accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2012, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2012 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2012, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2012 the Partnership had $1,846,795 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	17	484,007
10	24,288,997	2,428,925	08/24/90	15	597,817
11	24,735,002	2,489,599	12/27/90	16	208,930
12	29,710,003	2,972,795	04/30/91	23	172,858
14	55,728,997	5,574,290	01/27/92	46	383,183

	$186,398,017	18,679,738		117	$1,846,795

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2012 are $484,007, $597,817, $208,930, $163,617 and $222,450, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2012 and 2011 the Partnership held limited partnership interests in 117 and 126 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2012 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	33,916	1,417	32,499
Series 10	23,094	2,714	20,380
Series 11	29,658	4,256	25,402
Series 12	32,628	6,892	25,736
Series 14	82,428	18,028	64,400
	$ 201,724	$ 33,307	$ 168,417

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2012 and 2011.

(Series 9)

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2012 and 2011, Series 9 reflects loss from Operating Partnerships of $(147,406) and $(87,532), respectively, which includes depreciation and amortization of $209,938 and $287,777, respectively. This is an interim period estimate; it is not indicative of the final year end results.

On April 30, 2012, the operating general partner of Sunshine Apartments, A Limited Partnership sold the property to a non-affiliated entity. The sales price of the property was $1,237,864, which included the outstanding mortgage balance of approximately $925,000 and cash proceeds to the investment partnership of $171,000. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $156,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $156,000 as of June 30, 2012.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the first quarter of 2012, the property continued to maintain strong occupancy and as of June 30, 2012 occupancy was 95%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund deficits as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In December 2011, the investment general partner transferred its interest in Raitt Street Apartments, A CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,153,969 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The maturity date of the Promissory Note has been extended to September 30, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds will be returned to cash reserves held by Series 9. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

In July 2012, the investment general partner transferred its interest in Big Lake Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $520,555 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Blanco Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $487,964 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Pleasanton, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $574,131 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

South Paris Heights Associates Limited Partnership (Hill Street Commons I) is a 25-unit, one-building apartment complex for elderly residents located in South Paris, Maine. The property operated below breakeven in 2011 due to increased utility and maintenance expenses. Management reports that the elevator and sprinkler systems have become increasingly expensive to maintain. Management has a well-funded replacement reserve and is waiting for USDA-Rural Development to approve a release from the reserves to reimburse certain 2011 expenses. The property was 100% occupied as of June 30, 2012, and management is preparing to submit a rent increase request to USDA-Rural Development to be effective October 1, 2012. Should both the replacement reserve disbursement and rent increase be approved by USDA-Rural Development, the investment limited partner anticipates that the property will operate above breakeven. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to this partnership.

(Series 10)

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2012 and 2011, Series 10 reflects net loss from Operating Partnerships of $(84,689) and $(89,279), respectively, which includes depreciation and amortization of $140,346 and $150,454, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. Through the fourth quarter of 2011 occupancy improved to an average of 92%. During the second quarter, occupancy averaged 96% but the property continues to operate below breakeven. Due to the age of the property, maintenance expenses remain very high in order to maintain its physical condition. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of June 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2012 and 2011, Series 11 reflects net loss from Operating Partnerships of $(72,753) and $(37,420), respectively, which includes depreciation and amortization of $198,220 and $197,148, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 89% during 2011, and is 85% through the second quarter of 2012. Elevated maintenance expenses and the low occupancy in the first half of 2011 contributed to below breakeven operations for the year. Through the second quarter of 2012 operations continue to be below breakeven. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount is insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner is requesting that its interest be transferred to a nonprofit entity that will have access to different funding sources. The transfer is currently being reviewed and due diligence is being performed on the nonprofit entity. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

(Series 12)

As of June 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2012 and 2011, Series 12 reflects net loss from Operating Partnerships of $(23,889) and $(50,685), respectively, which includes depreciation and amortization of $193,648 and $191,612, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota. In 2010, average occupancy was 92%, and the property operated above breakeven. In 2011, occupancy averaged 92%, but the property operated below breakeven due to maintenance costs and bad debt. In 2012, occupancy continues to average 92%, but operations remain below breakeven due to operating expenses increasing over the prior year's levels. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy. Occupancy has been a challenge due to the property's advanced age and new market competitors. Rural Development approved a workout plan in the third quarter of 2011 to stabilize the property and replenish the replacement reserve account in approximately three years. The two main components of the workout plan are rental rate increases and increasing the monthly Replacement Reserve deposit. In 2011, occupancy improved averaging 91%. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. In 2012, occupancy is averaging 88% with operations above breakeven status. Management has informed the investment general partner of a 5-year capital improvement schedule beginning in 2012. The schedule involves spending an average of $9,340 annually on improvements. The property performed above breakeven each month of the first quarter of 2012. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. The operating general partner continues to advance funds as needed and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired.

BB&L Enterprises (Uptown Apartments) is a 16-unit elderly property in Salyersville, Kentucky. In 2010 and 2011 the property performed below breakeven due to low occupancy and high operating expenses. In 2011 the average physical occupancy was 94%. In 2012, average occupancy is 88% with operations just at breakeven status. Maintenance and property insurance expenses are high due to the old age of the property. On December 31, 2005 the 15-year low income housing tax credit compliance period expired.

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

(Series 14)

As of June 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 46 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2012 and 2011, Series 14 reflects net loss from Operating Partnerships of $(150,697) and $(296,112), respectively, which includes depreciation and amortization of $502,032 and $582,083 respectively. This is an interim period estimate; it is not indicative of the final year end results.

In July 2012, the investment general partner transferred its interest in Cottonwood Apartments II, A LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $784,477 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010. The operating general partner placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy in 2011. In 2011, occupancy averaged 95% and the property operated at breakeven. Through the second quarter of 2012, the property has generated cash due to stabilized occupancy and a decrease in maintenance costs. Occupancy was 89% as of June 30, 2012. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Davis Village Apartments Limited, LP.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven. However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010. In 2011, the operating general partner placed a new property manager on the site in an effort to improve performance. The property operated slightly above breakeven and occupancy averaged 84% in 2011. Through the second quarter of 2012, the property is operating above breakeven. Occupancy was strong at 100% as of June 30, 2012. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Prague Village Apartments Limited, LP.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2010, a decrease in occupancy and an increase in operating expenses caused operations to fall below breakeven. The increased operating costs were caused by a surge in maintenance expenses. The expenses covered some capital items, but they were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. In 2011, occupancy averaged 91% and operations remained below breakeven due to high overall operating costs. The property is operating at breakeven through the second quarter of 2012. Occupancy was strong at 100% as of June 30, 2012. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Maysville Village Apartment Limited.

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. The Operating Partnership has historically operated below breakeven due to the lack of subsidy on six of the 30 units. During 2011, management reduced the management fee and reduced the full-time manager to part-time. With these cost savings in place, the property operated at breakeven in 2011, and is operating above breakeven through the second quarter of 2012. Management continues to advertise with three web-based vendors, Apartment Smart, My New Place, and Apartment Guide.com, as well as placing weekly advertisements in the local newspaper. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

In March 2011, the operating general partner of Scott Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on May 2, 2011. The sales price of the property was $1,505,000, which included the outstanding mortgage balance of approximately $1,031,412 and cash proceeds to the investment partnership of $389,317. Of the total proceeds received by the investment partnership, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $374,317 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $374,317 as of June 30, 2011. In July 2012, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $10,500 which were returned to the cash reserves held by Series 14.

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

In December 2011, the investment general partner transferred its interest in La Gema Del Barrio to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,071 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The maturity date of the Promissory Note has been extended to September 30, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds will be returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In July 2012, the investment general partner transferred its interest in Colorado City Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,991 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Hughes Springs Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $746,096 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Recent Accounting Changes

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's condensed financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2012.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2012	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.