Form 10-Q
period 2012-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2012-11-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2012

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Condensed Three Months Operations Series 10 *

Condensed Three Months Operations Series 11 15

Condensed Three Months Operations Series 12 16

Condensed Three Months Operations Series 14 17

CONDENSED Statements of Operations SIX months 18

Condensed Six Months Operations Series 07 19

Condensed Six Months Operations Series 09 20

Condensed Six Months Operations Series 10 21

Condensed Six Months Operations Series 11 22

Condensed Six Months Operations Series 12 23

Condensed Six Months Operations Series 14 24

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 25

Condensed Partners' Capital (Deficit) Series 07 26

Condensed Partners' Capital (Deficit) Series 09 26

Condensed Partners' Capital (Deficit) Series 10 27

Condensed Partners' Capital (Deficit) Series 11 27

Condensed Partners' Capital (Deficit) Series 12 28

Condensed Partners' Capital (Deficit) Series 14 28

CONDENSED Statements of Cash Flows 29

Condensed Cash Flows Series 07 30

Condensed Cash Flows Series 09 31

Condensed Cash Flows Series 10 32

Condensed Cash Flows Series 11 33

Condensed Cash Flows Series 12 34

Condensed Cash Flows Series 14 35

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Critical Accounting Policies and Estimates 67

Recent Accounting Changes 68

Item 3. Quantitative and Qualitative Disclosures About Market Risk 68

Item 4. Controls and Procedures 68

Part II Other Information 69

Item 1. Legal Proceedings 69

Item 1A. Risk Factors 69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 69

Item 3. Defaults Upon Senior Securities 69

Item 4. Mine Safety Disclosures 69

Item 5. Other Information 69

Item 6. Exhibits 69

Signatures 70

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 1,073,758	$ 1,302,447
Other assets	2,200	342,718
	$ 1,075,958	$ 1,645,165

LIABILITIES
Accounts payable	$ 99,350	$ 42,600
Accounts payable affiliates (Note C)	20,349,058	20,842,344
Capital contributions payable (Note D)	169,974	169,974
	20,618,382	21,054,918
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,671,338 outstanding	(17,966,065)	(17,834,720)

General Partner	(1,576,359)	(1,575,033)
	(19,542,424)	(19,409,753)
	$ 1,075,958	$ 1,645,165

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 172,196	$ 316,051
Other assets	-	-
	$ 172,196	$ 316,051

LIABILITIES

Accounts payable	$ 64,875	$ 35,000
Accounts payable affiliates (Note C)	6,372,986	6,676,676
Capital contributions payable (Note D)	-	-
	6,437,861	6,711,676

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,176,329 outstanding	(5,868,171)	(5,996,831)

General Partner	(397,494)	(398,794)

	(6,265,665)	(6,395,625)
	$ 172,196	$ 316,051

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 165,036	$ 250,847
Other assets	-	339,418
	$ 165,036	$ 590,265
LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	1,988,315	2,357,127
Capital contributions payable (Note D)	-	-
	1,993,315	2,357,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,423,225 outstanding	(1,615,084)	(1,554,281)

General Partner	(213,195)	(212,581)
	(1,828,279)	(1,766,862)
	$ 165,036	$ 590,265

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 138,919	$ 205,808
Other assets	-	-
	$ 138,919	$ 205,808

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,008,076	998,760
Capital contributions payable (Note D)	-	-
	1,008,076	998,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(645,781)	(570,338)

General Partner	(223,376)	(222,614)
	(869,157)	(792,952)
	$ 138,919	$ 205,808

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 175,466	$ 170,287
Other assets	-	-
	$ 175,466	$ 170,287

LIABILITIES

Accounts payable	$ 11,000	$ 7,500
Accounts payable affiliates (Note C)	3,949,228	3,884,690
Capital contributions payable (Note D)	9,241	9,241
	3,969,469	3,901,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,971,795 utstanding	(3,504,932)	(3,442,702)

General Partner	(289,071)	(288,442)
	(3,794,003)	(3,731,144)
	$ 175,466	$ 170,287

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 422,141	$ 359,454
Other assets	2,200	3,300
	$ 424,341	$ 362,754

LIABILITIES

Accounts payable	$ 18,475	$ 100
Accounts payable affiliates (Note C)	7,030,453	6,925,091
Capital contributions payable (Note D)	160,733	160,733
	7,209,661	7,085,924

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,247,591)	(6,186,062)

General Partner	(537,729)	(537,108)
	(6,785,320)	(6,723,170)
	$ 424,341	$ 362,754

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 335	$ 1,234
Other income	2,431	3,035
	2,766	4,269

Share of income from Operating Partnerships(Note D)	144,450	-

Expenses

Professional fees	120,013	123,939
Partnership management fee, net (Note C)	121,047	153,858
General and administrative expenses	20,933	19,545
	261,993	297,342

NET INCOME(LOSS)	$ (114,777)	$ (293,073)

Net income(loss) allocated to assignees	$ (113,628)	$ (290,141)

Net income(loss) allocated to general partner	$ (1,149)	$ (2,932)

Net income(loss) per BAC	$ (.01)	$ (.02)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2012	2011

Income
Interest income	$ 79	$ 123
Other income	677	3
	756	126

Share of income from Operating Partnerships(Note D)	41,944	-

Expenses

Professional fees	22,219	21,894
Partnership management fee, net (Note C)	5,502	32,716
General and administrative expenses	4,060	5,008
	31,781	59,618

NET INCOME(LOSS)	$ 10,919	$ (59,492)

Net income(loss) allocated to assignees	$ 10,810	$ (58,897)

Net income(loss) allocated to general partner	$ 109	$ (595)

Net income(loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2012	2011

Income
Interest income	$ 96	$ 157
Other income	-	-
	96	157

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	17,579	18,366
Partnership management fee, net (Note C)	19,739	18,233
General and administrative expenses	3,652	3,121
	40,970	39,720

NET INCOME(LOSS)	$ (40,874)	$ (39,563)

Net income(loss) allocated to assignees	$ (40,465)	$ (39,167)

Net income(loss) allocated to general partner	$ (409)	$ (396)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2012	2011

Income
Interest income	$ 40	$ 276
Other income	6	6
	46	282

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	19,108	19,757
Partnership management fee, net (Note C)	27,128	23,216
General and administrative expenses	3,479	2,986
	49,715	45,959

NET INCOME(LOSS)	$ (49,669)	$ (45,677)

Net income(loss) allocated to assignees	$ (49,172)	$ (45,220)

Net income(loss) allocated to general partner	$ (497)	$ (457)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2012	2011

Income
Interest income	$ 36	$ 277
Other income	36	-
	72	277

Share of income from Operating Partnerships(Note D)	17,292	-

Expenses

Professional fees	22,858	25,096
Partnership management fee, net (Note C)	23,387	26,379
General and administrative expenses	3,921	3,357
	50,166	54,832

NET INCOME(LOSS)	$ (32,802)	$ (54,555)

Net income(loss) allocated to assignees	$ (32,474)	$ (54,009)

Net income(loss) allocated to general partner	$ (328)	$ (546)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2012	2011

Income
Interest income	$ 84	$ 401
Other income	1,712	3,026
	1,796	3,427

Share of income from Operating Partnerships(Note D)	85,214	-

Expenses

Professional fees	38,249	38,826
Partnership management fee, net (Note C)	45,291	53,314
General and administrative expenses	5,821	5,073
	89,361	97,213

NET INCOME(LOSS)	$ (2,351)	$ (93,786)

Net income(loss) allocated to assignees	$ (2,327)	$ (92,848)

Net income(loss) allocated to general partner	$ (24)	$ (938)

Net income(loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 743	$ 2,842
Other income	22,390	15,793
	23,133	18,635

Share of income from Operating Partnerships(Note D)	300,450	635,795

Expenses

Professional fees	122,170	126,399
Partnership management fee, net (Note C)	289,464	351,142
General and administrative expenses	44,620	35,655
	456,254	513,196

NET INCOME(LOSS)	$ (132,671)	$ 141,234

Net income(loss) allocated to assignees	$ (131,345)	$ 139,822

Net income(loss) allocated to general partner	$ (1,326)	$ 1,412

Net income(loss) per BAC	$ (.01)	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2012	2011

Income
Interest income	$ 175	$ 278
Other income	677	3
	852	281

Share of income from Operating Partnerships(Note D)	197,944	140,000

Expenses

Professional fees	22,303	22,332
Partnership management fee, net (Note C)	38,001	77,804
General and administrative expenses	8,532	8,305
	68,836	108,441

NET INCOME(LOSS)	$ 129,960	$ 31,840

Net income(loss) allocated to assignees	$ 128,660	$ 31,522

Net income(loss) allocated to general partner	$ 1,300	$ 318

Net income(loss) per BAC	$ .03	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2012	2011

Income
Interest income	$ 192	$ 362
Other income	3,790	2,774
	3,982	3,136

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	17,642	18,754
Partnership management fee, net (Note C)	40,119	39,007
General and administrative expenses	7,638	5,836
	65,399	63,597

NET INCOME(LOSS)	$ (61,417)	$ (60,461)

Net income(loss) allocated to assignees	$ (60,803)	$ (59,856)

Net income(loss) allocated to general partner	$ (614)	$ (605)

Net income(loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2012	2011

Income
Interest income	$ 100	$ 661
Other income	4,019	2,908
	4,119	3,569

Share of income from Operating Partnerships(Note D)	-	54,381

Expenses

Professional fees	20,468	20,123
Partnership management fee, net (Note C)	52,530	46,619
General and administrative expenses	7,326	5,602
	80,324	72,344

NET INCOME(LOSS)	$ (76,205)	$ (14,394)

Net income(loss) allocated to assignees	$ (75,443)	$ (14,250)

Net income(loss) allocated to general partner	$ (762)	$ (144)

Net income(loss) per BAC	$ (.03)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2012	2011

Income
Interest income	$ 85	$ 652
Other income	36	1,152
	121	1,804

Share of income from Operating Partnerships(Note D)	17,292	44,097

Expenses

Professional fees	22,933	25,512
Partnership management fee, net (Note C)	49,123	52,449
General and administrative expenses	8,216	6,379
	80,272	84,340

NET INCOME(LOSS)	$ (62,859)	$ (38,439)

Net income(loss) allocated to assignees	$ (62,230)	$ (38,055)

Net income(loss) allocated to general partner	$ (629)	$ (384)

Net income(loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2012	2011

Income
Interest income	$ 191	$ 889
Other income	13,868	8,956
	14,059	9,845

Share of income from Operating Partnerships(Note D)	85,214	397,317

Expenses

Professional fees	38,824	39,678
Partnership management fee, net (Note C)	109,691	135,263
General and administrative expenses	12,908	9,533
	161,423	184,474

NET INCOME(LOSS)	$ (62,150)	$ 222,688

Net income(loss) allocated to assignees	$ (61,529)	$ 220,461

Net income(loss) allocated to general partner	$ (621)	$ 2,227

Net income(loss) per BAC	$ (.01)	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,834,720)	$(1,575,033)	$(19,409,753)

Net income(loss)	(131,345)	(1,326)	(132,671)

Partners' capital (deficit), September 30, 2012	$(17,966,065)	$(1,576,359)	$(19,542,424)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2012	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2012	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2012	$(5,996,831)	$ (398,794)	$(6,395,625)

Net income(loss)	128,660	1,300	129,960

Partners' capital (deficit), September 30, 2012	$(5,868,171)	$ (397,494)	$(6,265,665)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2012	$ (1,554,281)	$ (212,581)	$ (1,766,862)

Net income(loss)	(60,803)	(614)	(61,417)

Partners' capital (deficit), September 30, 2012	$ (1,615,084)	$ (213,195)	$ (1,828,279)

Series 11
Partners' capital (deficit) April 1, 2012	$ (570,338)	$ (222,614)	$ (792,952)

Net income(loss)	(75,443)	(762)	(76,205)

Partners' capital (deficit), September 30, 2012	$ (645,781)	$ (223,376)	$ (869,157)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2012	$(3,442,702)	$ (288,442)	$(3,731,144)

Net income(loss)	(62,230)	(629)	(62,859)

Partners' capital (deficit), September 30, 2012	$(3,504,932)	$ (289,071)	$(3,794,003)

Series 14
Partners' capital (deficit) April 1, 2012	$(6,186,062)	$ (537,108)	$(6,723,170)

Net income(loss)	(61,529)	(621)	(62,150)

Partners' capital (deficit), September 30, 2012	$(6,247,591)	$ (537,729)	$(6,785,320)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (132,671)	$ 141,234
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(300,450)	(635,795)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	56,750	40,000
Decrease in other assets	340,518	-
(Decrease) Increase in accounts payable affiliates	(493,286)	(617,346)

Net cash used in operating activities	(529,139)	(1,071,907)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	300,450	635,795

Net cash provided by investing activities	300,450	635,795

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(228,689)	(436,112)

Cash and cash equivalents, beginning	1,302,447	1,618,141

Cash and cash equivalents, ending	$ 1,073,758	$ 1,182,029

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 129,960	$ 31,840
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(197,944)	(140,000)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	29,875	20,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(303,690)	8,576

Net cash used in operating activities	(341,799)	(79,584)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	197,944	140,000

Net cash provided by investing activities	197,944	140,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,855)	60,416

Cash and cash equivalents, beginning	316,051	71,556

Cash and cash equivalents, ending	$ 172,196	$ 131,972

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (61,417)	$ (60,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	5,000	-
Decrease in other assets	339,418	-
(Decrease) Increase in accounts payable affiliates	(368,812)	48,444

Net cash used in operating activities	(85,811)	(12,017)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,811)	(12,017)

Cash and cash equivalents, beginning	250,847	270,086

Cash and cash equivalents, ending	$ 165,036	$ 258,069

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (76,205)	$ (14,394)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	(54,381)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	9,316	(240,684)

Net cash used in operating activities	(66,889)	(309,459)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	54,381

Net cash provided by investing activities	-	54,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,889)	(255,078)

Cash and cash equivalents, beginning	205,808	465,155

Cash and cash equivalents, ending	$ 138,919	$ 210,077

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (62,859)	$ (38,439)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(17,292)	(44,097)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,500	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	64,538	(234,744)

Net cash used in operating activities	(12,113)	(317,280)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	17,292	44,097

Net cash provided by investing activities	17,292	44,097

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,179	(273,183)

Cash and cash equivalents, beginning	170,287	479,986

Cash and cash equivalents, ending	$ 175,466	$ 206,803

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (62,150)	$ 222,688
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(85,214)	(397,317)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	18,375	20,000
Decrease in other assets	1,100	-
(Decrease) Increase in accounts payable affiliates	105,362	(198,938)

Net cash used in operating activities	(22,527)	(353,567)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	85,214	397,317

Net cash provided by investing activities	85,214	397,317

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,687	43,750

Cash and cash equivalents, beginning	359,454	331,358

Cash and cash equivalents, ending	$ 422,141	$ 375,108

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2012 1,036,100 BACs in Series 7, 4,176,329 BACs in Series 9, 2,423,225 BACs in Series 10, 2,489,599 BACs in Series 11, 2,971,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2012 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

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

Accounts payable - affiliates at September 30, 2012 and 2011 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	30,519	46,788
Series 10	23,094	24,222
Series 11	29,658	29,658
Series 12	31,910	32,628
Series 14	75,559	87,075

	$ 190,740	$ 220,371

The partnership management fee paid for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	368,125	85,000
Series 10	415,000	-
Series 11	50,000	300,000
Series 12	-	300,000
Series 14	52,625	375,000

	$ 885,750	$ 1,060,000

The partnership management fee paid for the six months ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	368,125	85,000
Series 10	415,000	-
Series 11	50,000	300,000
Series 12	-	300,000
Series 14	52,625	375,000

	$ 885,750	$ 1,060,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2012 and 2011 the Partnership had limited partnership interests in 105 and 126 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2012 and 2011 by series is as follows:
	2012	2011
Series 7	-	-
Series 9	12	22
Series 10	15	16
Series 11	16	16
Series 12	22	23
Series 14	40	49

	105	126

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2012 and 2011 by series are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2012 the Partnership disposed of thirteen Operating Partnerships and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the disposition by Series for September 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	5	1	197,944	197,944
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	1	-	17,292	17,292
Series 14	5	1	85,214	85,214
Total	11	2	$300,450	$300,450

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2012.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2012	2011

Revenues
Rental	$ 10,472,321	$ 10,503,663
Interest and other	373,856	262,881
	10,846,177	10,766,544

Expenses
Interest	1,806,262	1,603,312
Depreciation and amortization	2,483,137	2,537,255
Operating expenses	7,641,326	7,813,466
	11,930,725	11,954,033

NET LOSS	$ (1,084,548)	$(1,187,489)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (1,073,703)	$(1,175,614)

Net loss allocated to other partners	$ (10,845)	$ (11,875)

*Amounts include $1,073,703 and $1,175,614 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2012

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

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2012	2011

Revenues
Rental	$ 1,474,694	$ 1,119,363
Interest and other	73,207	32,037
	1,547,901	1,151,400

Expenses
Interest	270,180	179,679
Depreciation and amortization	360,443	306,567
Operating expenses	1,132,971	955,372
	1,763,594	1,441,618

NET LOSS	$ (215,693)	$ (290,218)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (213,536)	$ (287,316)

Net loss allocated to other partners	$ (2,157)	$ (2,902)

*Amounts include $213,536 and $287,316 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2012	2011

Revenues
Rental	$ 1,206,910	$ 1,265,265
Interest and other	17,362	17,250
	1,224,272	1,282,515

Expenses
Interest	168,569	184,352
Depreciation and amortization	284,101	298,070
Operating expenses	939,589	967,561
	1,392,259	1,449,983

NET LOSS	$ (167,987)	$ (167,468)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (166,307)	$ (165,793)

Net loss allocated to other partners	$ (1,680)	$ (1,675)

*Amounts include $166,307 and $165,793 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2012	2011

Revenues
Rental	$ 1,692,018	$ 1,534,367
Interest and other	67,891	24,416
	1,759,909	1,558,783

Expenses
Interest	287,263	192,321
Depreciation and amortization	430,015	395,888
Operating expenses	1,198,269	1,090,166
	1,915,547	1,678,375

NET LOSS	$ (155,638)	$ (119,592)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (154,082)	$ (118,396)

Net loss allocated to other partners	$ (1,556)	$ (1,196)

*Amounts include $154,082 and $118,396 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2012	2011

Revenues
Rental	$ 1,786,959	$ 1,790,313
Interest and other	96,846	94,413
	1,883,805	1,884,726

Expenses
Interest	314,426	302,893
Depreciation and amortization	397,877	377,869
Operating expenses	1,275,195	1,298,269
	1,987,498	1,979,031

NET LOSS	$ (103,693)	$ (94,305)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (102,656)	$ (93,362)

Net loss allocated to other partners	$ (1,037)	$ (943)

*Amounts include $102,656 and $93,362 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2012	2011

Revenues
Rental	$ 4,311,740	$ 4,794,355
Interest and other	118,550	94,765
	4,430,290	4,889,120

Expenses
Interest	765,824	744,067
Depreciation and amortization	1,010,701	1,158,861
Operating expenses	3,095,302	3,502,098
	4,871,827	5,405,026

NET LOSS	$ (441,537)	$ (515,906)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (437,122)	$ (510,747)

Net loss allocated to other partners	$ (4,415)	$ (5,159)

*Amounts include $437,122 and $510,747 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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
September 30, 2012
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2012 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2012 and 2011 in the amount of $22,390 and $15,793. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2012 were $190,740 and total partnership management fees accrued as of September 30, 2012 were $20,195,870. During the six months ended September 30, 2012, the Partnership paid $885,750 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2012, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2012 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended September 30, 2012, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2012 the Partnership had $1,073,758 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	12	172,196
10	24,288,997	2,428,925	08/24/90	15	165,036
11	24,735,002	2,489,599	12/27/90	16	138,919
12	29,710,003	2,972,795	04/30/91	22	175,466
14	55,728,997	5,574,290	01/27/92	40	422,141

	$186,398,017	18,679,738		105	$1,073,758

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2012 are $172,196, $165,036, $138,919, $166,225 and $261,408, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2012 and 2011 the Partnership held limited partnership interests in 105 and 126 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2012 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	30,519	25,017	5,502
Series 10	23,094	3,355	19,739
Series 11	29,658	2,530	27,128
Series 12	31,910	8,523	23,387
Series 14	75,559	30,268	45,291
	$ 190,740	$ 69,693	$ 121,047

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	64,435	26,434	38,001
Series 10	46,188	6,069	40,119
Series 11	59,316	6,786	52,530
Series 12	64,538	15,415	49,123
Series 14	157,987	48,296	109,691
	$ 392,464	$ 103,000	$ 289,464

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2012 and 2011.

(Series 9)

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2012 and 2011, Series 9 reflects loss from Operating Partnerships of $(215,693) and $(290,218), respectively, which includes depreciation and amortization of $360,443 and $306,567, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the third quarter of 2012, the property continued to maintain strong occupancy and as of September 30, 2012 occupancy was 90%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is keeping rental rates low. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund deficits as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In December 2011, the investment general partner transferred its interest in Raitt Street Apartments, A CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,153,969 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The maturity date of the Promissory Note has been extended to September 30, 2012. The note was paid on October 1, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds were returned to cash reserves held by Series 9. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

In July 2012, the investment general partner transferred its interest in Big Lake Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $520,555 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Blanco Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $487,964 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Pleasanton, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $574,131 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

South Paris Heights Associates Limited Partnership (Hill Street Commons I) is a 25-unit, one-building apartment complex for elderly residents located in South Paris, Maine. The property was 100% occupied as of September 30, 2012, but operated below breakeven through the third quarter due to high maintenance and utility expenses. The investment general partner suggested to management that they place limits on the thermostat controls in the individual units to reduce heating costs. In addition, management has renegotiated maintenance contracts and cut back on landscaping costs, which has reduced maintenance expenses. To offset the high utility cost, management plans to submit a 2013 rent increase request to USDA-Rural Development in the fourth quarter. Should the rent increase be approved, the investment general partner anticipates that the property will operate above breakeven. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to South Paris Heights. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in Le Grand Enterprises to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,611,385 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $20,937 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Fawn River Apartment Company LDHA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,470,597 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $19,618 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,882 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $1,882 as of September 30, 2012.

(Series 10)

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2012 and 2011, Series 10 reflects net loss from Operating Partnerships of $(167,987) and $(167,468), respectively, which includes depreciation and amortization of $284,101 and $298,070, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. Through the third quarter of 2012, occupancy is 93%, but the property continues to operate below breakeven. Due to the age of the property, maintenance expenses remain very high in order to maintain its physical condition. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of September 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2012 and 2011, Series 11 reflects net loss from Operating Partnerships of $(155,638) and $(119,592), respectively, which includes depreciation and amortization of $430,015 and $395,888, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property to an unrelated third party and the transaction closed on July 28, 2010. The sales price for the property was $5,074,719, which includes the outstanding mortgage balance of approximately $2,682,530 and cash proceeds to the investment partnership of $1,372,271. Of the total proceeds received, $95,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $85,617 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,191,654 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $1,191,654 as of September 30, 2010. In May 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $54,381 which were returned to the cash reserves held by Series 11.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 89% during 2011, and is 86% through the third quarter of 2012. Elevated maintenance expenses and the low occupancy in the first half of 2011 contributed to below breakeven operations for the year. Through the third quarter of 2012 operations continue to be below breakeven. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner is requesting that its interest be transferred to a nonprofit entity that will have access to different funding sources. The transfer is currently being reviewed and due diligence is being performed on the nonprofit entity. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

(Series 12)

As of September 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2012 and 2011, Series 12 reflects net loss from Operating Partnerships of $(103,693) and $(94,305), respectively, which includes depreciation and amortization of $397,877 and $377,869, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Prairie West Apartments III LP (Prairie West Apartments) is a 24-unit property in West Fargo, North Dakota. In 2010 and 2011, average occupancy was 92%, and the property operated below breakeven due to high maintenance costs and bad debt. Through the third quarter of 2012, occupancy has increased to 95%, but operations remain below breakeven due to high operating expenses. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Occupancy has been a challenge due to the property's advanced age and new market competitors. The age of the property is the main factor in high operating expenses. Rural Development approved a workout plan in the third quarter of 2011 to stabilize the property and replenish the replacement reserve account in approximately three years. The two main components of the workout plan are rental rate increases and increasing the monthly replacement reserve deposit. In 2011, occupancy averaged 91%. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. In 2012, occupancy is averaging 89% with operations slightly below breakeven. Management has informed the investment general partner of a 5-year capital improvement schedule beginning in 2012. The schedule involves spending an average of $9,340 annually on improvements. The property performed above breakeven each month of the first quarter of 2012 but operations fell below breakeven in subsequent months. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. The operating general partner continues to advance funds as needed and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired.

BB&L Enterprises (Uptown Apartments) is a 16-unit elderly property in Salyersville, Kentucky. In 2010 the property performed below breakeven due to low occupancy and high operating expenses. In 2011 the average physical occupancy was 94%. In 2012, average occupancy has increased to 96% with above breakeven operations. Occupancy has been 100% since April 2012. However, maintenance and property insurance expenses are high due to the age of the property. On December 31, 2005 the 15-year low income housing tax credit compliance period expired.

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

In September 2012, the investment general partner transferred its interest in Earlimart Enterprises, A CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,262,975 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $17,292 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $17,292 as of September 30, 2012.

(Series 14)

As of September 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2012 and 2011, Series 14 reflects net loss from Operating Partnerships of $(441,537) and $(515,906), respectively, which includes depreciation and amortization of $1,010,701 and $1,158,861, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In July 2012, the investment general partner transferred its interest in Cottonwood Apartments II, A LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $784,477 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $6,375 as of September 30, 2012.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2010, a decrease in occupancy and an increase in operating expenses caused operations to fall below breakeven. The increased operating costs were caused by a surge in maintenance expenses. The expenses covered some capital items, but they were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. In 2011, occupancy averaged 91% and operations remained below breakeven due to high overall operating costs. The property is operating slightly below breakeven through the third quarter of 2012. Occupancy has remained strong at 100% as of September 30, 2012, but operations have suffered due to continued high maintenance costs. Increasing contractor costs have been the main cause of the high maintenance expenses and they will likely continue because of the outsourced maintenance work. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Maysville Village Apartment Limited.

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

In June 2011, the investment general partner transferred its interest in Rosewood Manor, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,377,213 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $23,000 as of June 30, 2011.

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

In December 2011, the investment general partner transferred its interest in La Gema Del Barrio to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,071 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The maturity date of the Promissory Note has been extended to September 30, 2012. The note was paid on October 1, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement expenses related to the transfer, which include third party legal costs. No proceeds were returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In July 2012, the investment general partner transferred its interest in Colorado City Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,991 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Hughes Springs Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $746,096 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Central Valley Investment Group II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,704,343 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,125 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $20,375 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Lake Isabella Enterprises, a California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,877,844 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $2,973 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $18,527 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $18,527 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Nevada City Investment Group, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,334,807 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,813 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $16,687 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $16,687 as of September 30, 2012.

Other Matters

The investment general partner has done a complete review of all properties located within federally declared disaster areas as a result of Hurricane Sandy.  While some properties sustained minor damage, there were no properties that were severely impacted by the storm. The investment general partner believes that none of the damage will have a material impact on property operations or the delivery of any remaining tax credits.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2012	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.