Form 10-Q
period 2012-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2013-02-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2012

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2012

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 7 5

Condensed Balance Sheets Series 9 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Statements of Operations three months 11

Condensed Statements of Operations Three Months Series 7 12

Condensed Statements of Operations Three Months Series 9 13

Condensed Statements of Operations Three Months Series 10 14

Condensed Statements of Operations Three Months Series 11 15

Condensed Statements of Operations Three Months Series 12 16

Condensed Statements of Operations Three Months Series 14 17

CONDENSED Statements of Operations NINE months 18

Condensed Statements of Operations Nine Months Series 7 19

Condensed Statements of Operations Nine Months Series 9 20

Condensed Statements of Operations Nine Months Series 10 21

Condensed Statements of Operations Nine Months Series 11 22

Condensed Statements of Operations Nine Months Series 12 23

Condensed Statements of Operations Nine Months Series 14 24

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) 25

Condensed Statements of Changes in Partners' Capital (Deficit) Series 7 26

Condensed Statements of Changes in Partners' Capital (Deficit) Series 9 26

Condensed Statements of Changes in Partners' Capital (Deficit) Series 10 27

Condensed Statements of Changes in Partners' Capital (Deficit) Series 11 27

Condensed Statements of Changes in Partners' Capital (Deficit) Series 12 28

Condensed Statements of Changes in Partners' Capital (Deficit) Series 14 28

CONDENSED Statements of Cash Flows 29

Condensed Statements of Cash Flows Series 7 30

Condensed Statements of Cash Flows Series 9 31

Condensed Statements of Cash Flows Series 10 32

Condensed Statements of Cash Flows Series 11 33

Condensed Statements of Cash Flows Series 12 34

Condensed Statements of Cash Flows Series 14 35

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 36

Note A Organization 36

Note B Accounting and financial reporting policies 36

Note C Related Party Transactions 37

Note D Investments in operating partnerships 39

COMBINED CONDENSED summarized STATEMENTS OF OPERATIONs 41

Combined Condensed Summarized Statements of Operations Series 7 42

Combined Condensed Summarized Statements of Operations Series 9 43

Combined Condensed Summarized Statements of Operations Series 10 44

Combined Condensed Summarized Statements of Operations Series 11 45

Combined Condensed Summarized Statements of Operations Series 12 46

Combined Condensed Summarized Statements of Operations Series 14 47

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Critical Accounting Policies and Estimates 71

Recent Accounting Changes 72

Item 3. Quantitative and Qualitative Disclosures About Market Risk 72

Item 4. Controls and Procedures 72

Part II Other Information 73

Item 1. Legal Proceedings 73

Item 1A. Risk Factors 73

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 73

Item 3. Defaults Upon Senior Securities 73

Item 4. Mine Safety Disclosures 73

Item 5. Other Information 73

Item 6. Exhibits 73

Signatures 74

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 1,318,782	$ 1,302,447
Other assets	157,200	342,718
	$ 1,475,982	$ 1,645,165

LIABILITIES
Accounts payable	$ 88,800	$ 42,600
Accounts payable affiliates (Note C)	20,519,941	20,842,344
Capital contributions payable (Note D)	169,974	169,974
	20,778,715	21,054,918
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,671,338 outstanding	(17,728,770)	(17,834,720)

General Partner	(1,573,963)	(1,575,033)
	(19,302,733)	(19,409,753)
	$ 1,475,982	$ 1,645,165

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 132,820	$ 316,051
Other assets	-	-
	$ 132,820	$ 316,051

LIABILITIES

Accounts payable	$ 32,900	$ 35,000
Accounts payable affiliates (Note C)	6,394,829	6,676,676
Capital contributions payable (Note D)	-	-
	6,427,729	6,711,676

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,176,329 outstanding	(5,897,122)	(5,996,831)

General Partner	(397,787)	(398,794)

	(6,294,909)	(6,395,625)
	$ 132,820	$ 316,051

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 153,767	$ 250,847
Other assets	-	339,418
	$ 153,767	$ 590,265
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,011,409	2,357,127
Capital contributions payable (Note D)	-	-
	2,011,409	2,357,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,423,225 outstanding	(1,644,153)	(1,554,281)

General Partner	(213,489)	(212,581)
	(1,857,642)	(1,766,862)
	$ 153,767	$ 590,265

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 144,358	$ 205,808
Other assets	-	-
	$ 144,358	$ 205,808

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,037,734	998,760
Capital contributions payable (Note D)	-	-
	1,037,734	998,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(669,758)	(570,338)

General Partner	(223,618)	(222,614)
	(893,376)	(792,952)
	$ 144,358	$ 205,808

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 351,064	$ 170,287
Other assets	-	-
	$ 351,064	$ 170,287

LIABILITIES

Accounts payable	$ 18,500	$ 7,500
Accounts payable affiliates (Note C)	3,979,702	3,884,690
Capital contributions payable (Note D)	9,241	9,241
	4,007,443	3,901,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,971,795 outstanding	(3,368,685)	(3,442,702)

General Partner	(287,694)	(288,442)
	(3,656,379)	(3,731,144)
	$ 351,064	$ 170,287

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 536,773	$ 359,454
Other assets	157,200	3,300
	$ 693,973	$ 362,754

LIABILITIES

Accounts payable	$ 37,400	$ 100
Accounts payable affiliates (Note C)	7,096,267	6,925,091
Capital contributions payable (Note D)	160,733	160,733
	7,294,400	7,085,924

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,064,546)	(6,186,062)

General Partner	(535,881)	(537,108)
	(6,600,427)	(6,723,170)
	$ 693,973	$ 362,754

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 285	$ 638
Other income	1,526	1,256
	1,811	1,894

Share of income from Operating Partnerships(Note D)	376,608	310,866

Expenses

Professional fees	1,621	8,701
Partnership management fee, net (Note C)	94,406	127,366
General and administrative expenses	42,701	45,369
	138,728	181,436

NET INCOME(LOSS)	$ 239,691	$ 131,324

Net income(loss) allocated to assignees	$ 237,294	$ 130,012

Net income(loss) allocated to general partner	$ 2,397	$ 1,312

Net income(loss) per BAC	$ .01	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2012	2011

Income
Interest income	$ 44	$ 74
Other income	5	327
	49	401

Share of income from Operating Partnerships(Note D)	-	138,008

Expenses

Professional fees	110	1,780
Partnership management fee, net (Note C)	21,283	(14,067)
General and administrative expenses	7,901	17,512
	29,294	5,225

NET INCOME(LOSS)	$ (29,245)	$ 133,184

Net income(loss) allocated to assignees	$ (28,953)	$ 131,852

Net income(loss) allocated to general partner	$ (292)	$ 1,332

Net income(loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2012	2011

Income
Interest income	$ 42	$ 131
Other income	-	112
	42	243

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	379	1,388
Partnership management fee, net (Note C)	22,094	22,998
General and administrative expenses	6,933	5,530
	29,406	29,916

NET INCOME(LOSS)	$ (29,364)	$ (29,673)

Net income(loss) allocated to assignees	$ (29,070)	$ (29,376)

Net income(loss) allocated to general partner	$ (294)	$ (297)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2012	2011

Income
Interest income	$ 37	$ 106
Other income	-	112
	37	218

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	18	1,387
Partnership management fee, net (Note C)	17,577	27,641
General and administrative expenses	6,660	5,245
	24,255	34,273

NET INCOME(LOSS)	$ (24,218)	$ (34,055)

Net income(loss) allocated to assignees	$ (23,976)	$ (33,714)

Net income(loss) allocated to general partner	$ (242)	$ (341)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2012	2011

Income
Interest income	$ 48	$ 103
Other income	1,152	148
	1,200	251

Share of income from Operating Partnerships(Note D)	142,808	-

Expenses

Professional fees	278	1,817
Partnership management fee, net (Note C)	(2,073)	31,628
General and administrative expenses	8,177	6,484
	6,382	39,929

NET INCOME(LOSS)	$ 137,626	$ (39,678)

Net income(loss) allocated to assignees	$ 136,250	$ (39,281)

Net income(loss) allocated to general partner	$ 1,376	$ (397)

Net income(loss) per BAC	$ .05	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2012	2011

Income
Interest income	$ 114	$ 224
Other income	369	557
	483	781

Share of income from Operating Partnerships(Note D)	233,800	172,858

Expenses

Professional fees	836	2,329
Partnership management fee, net (Note C)	35,525	59,166
General and administrative expenses	13,030	10,598
	49,391	72,093

NET INCOME(LOSS)	$ 184,892	$ 101,546

Net income(loss) allocated to assignees	$ 183,043	$ 100,531

Net income(loss) allocated to general partner	$ 1,849	$ 1,015

Net income(loss) per BAC	$ .03	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 1,029	$ 3,480
Other income	23,916	17,049
	24,945	20,529

Share of income from Operating Partnerships(Note D)	677,058	946,661

Expenses

Professional fees	123,791	135,100
Partnership management fee, net (Note C)	383,870	478,508
General and administrative expenses	87,322	81,027
	594,983	694,635

NET INCOME(LOSS)	$ 107,020	$ 272,555

Net income(loss) allocated to assignees	$ 105,950	$ 269,829

Net income(loss) allocated to general partner	$ 1,070	$ 2,726

Net income(loss) per BAC	$ .01	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2012	2011

Income
Interest income	$ 220	$ 352
Other income	682	330
	902	682

Share of income from Operating Partnerships(Note D)	197,944	278,008

Expenses

Professional fees	22,413	24,112
Partnership management fee, net (Note C)	59,284	63,737
General and administrative expenses	16,433	25,818
	98,130	113,667

NET INCOME(LOSS)	$ 100,716	$ 165,023

Net income(loss) allocated to assignees	$ 99,709	$ 163,373

Net income(loss) allocated to general partner	$ 1,007	$ 1,650

Net income(loss) per BAC	$ .02	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2012	2011

Income
Interest income	$ 235	$ 493
Other income	3,790	2,886
	4,025	3,379

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	18,021	20,141
Partnership management fee, net (Note C)	62,213	62,005
General and administrative expenses	14,571	11,367
	94,805	93,513

NET INCOME(LOSS)	$ (90,780)	$ (90,134)

Net income(loss) allocated to assignees	$ (89,872)	$ (89,233)

Net income(loss) allocated to general partner	$ (908)	$ (901)

Net income(loss) per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2012	2011

Income
Interest income	$ 137	$ 767
Other income	4,019	3,020
	4,156	3,787

Share of income from Operating Partnerships(Note D)	-	54,381

Expenses

Professional fees	20,486	21,510
Partnership management fee, net (Note C)	70,107	74,260
General and administrative expenses	13,987	10,847
	104,580	106,617

NET INCOME(LOSS)	$(100,424)	$ (48,449)

Net income(loss) allocated to assignees	$ (99,420)	$ (47,965)

Net income(loss) allocated to general partner	$ (1,004)	$ (484)

Net income(loss) per BAC	$ (.04)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2012	2011

Income
Interest income	$ 132	$ 755
Other income	1,188	1,300
	1,320	2,055

Share of income from Operating Partnerships(Note D)	160,100	44,097

Expenses

Professional fees	23,211	27,329
Partnership management fee, net (Note C)	47,050	84,077
General and administrative expenses	16,394	12,864
	86,655	124,270

NET INCOME(LOSS)	$ 74,765	$ (78,118)

Net income(loss) allocated to assignees	$ 74,017	$ (77,337)

Net income(loss) allocated to general partner	$ 748	$ (781)

Net income(loss) per BAC	$ .02	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2012	2011

Income
Interest income	$ 305	$ 1,113
Other income	14,237	9,513
	14,542	10,626

Share of income from Operating Partnerships(Note D)	319,014	570,175

Expenses

Professional fees	39,660	42,008
Partnership management fee, net (Note C)	145,216	194,429
General and administrative expenses	25,937	20,131
	210,813	256,568

NET INCOME(LOSS)	$ 122,743	$ 324,233

Net income(loss) allocated to assignees	$ 121,516	$ 320,991

Net income(loss) allocated to general partner	$ 1,227	$ 3,242

Net income(loss) per BAC	$ .02	$ .06

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,834,720)	$(1,575,033)	$(19,409,753)

Net income(loss)	105,950	1,070	107,020

Partners' capital (deficit), December 31, 2012	$(17,728,770)	$(1,573,963)	$(19,302,733)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2012	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2012	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2012	$(5,996,831)	$ (398,794)	$(6,395,625)

Net income(loss)	99,709	1,007	100,716

Partners' capital (deficit), December 31, 2012	$(5,897,122)	$ (397,787)	$(6,294,909)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2012	$ (1,554,281)	$ (212,581)	$ (1,766,862)

Net income(loss)	(89,872)	(908)	(90,780)

Partners' capital (deficit), December 31, 2012	$ (1,644,153)	$ (213,489)	$ (1,857,642)

Series 11
Partners' capital (deficit) April 1, 2012	$ (570,338)	$ (222,614)	$ (792,952)

Net income(loss)	(99,420)	(1,004)	(100,424)

Partners' capital (deficit), December 31, 2012	$ (669,758)	$ (223,618)	$ (893,376)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2012	$(3,442,702)	$ (288,442)	$(3,731,144)

Net income(loss)	74,017	748	74,765

Partners' capital (deficit), December 31, 2012	$(3,368,685)	$ (287,694)	$(3,656,379)

Series 14
Partners' capital (deficit) April 1, 2012	$(6,186,062)	$ (537,108)	$(6,723,170)

Net income(loss)	121,516	1,227	122,743

Partners' capital (deficit), December 31, 2012	$(6,064,546)	$ (535,881)	$(6,600,427)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 107,020	$ 272,555
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(677,058)	(946,661)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	46,200	57,805
Decrease (Increase) in other assets	185,518	-
(Decrease) Increase in accounts payable affiliates	(322,403)	(405,999)

Net cash (used in) provided by operating activities	(660,723)	(1,022,300)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	677,058	946,661

Net cash provided by investing activities	677,058	946,661

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,335	(75,639)

Cash and cash equivalents, beginning	1,302,447	1,618,141

Cash and cash equivalents, ending	$ 1,318,782	$ 1,542,502

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 100,716	$ 165,023
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(197,944)	(278,008)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,100)	42,805
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(281,847)	50,057

Net cash (used in) provided by operating activities	(381,175)	(20,123)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	197,944	278,008

Net cash provided by investing activities	197,944	278,008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,231)	257,885

Cash and cash equivalents, beginning	316,051	71,556

Cash and cash equivalents, ending	$ 132,820	$ 329,441

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (90,780)	$ (90,134)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	339,418	-
(Decrease) Increase in accounts payable affiliates	(345,718)	72,666

Net cash (used in) provided by operating activities	(97,080)	(17,468)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,080)	(17,468)

Cash and cash equivalents, beginning	250,847	270,086

Cash and cash equivalents, ending	$ 153,767	$ 252,618

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ (100,424)	$ (48,449)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(54,381)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	38,974	(211,026)

Net cash (used in) provided by operating activities	(61,450)	(313,856)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	54,381

Net cash provided by investing activities	-	54,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,450)	(259,475)

Cash and cash equivalents, beginning	205,808	465,155

Cash and cash equivalents, ending	$ 144,358	$ 205,680

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 74,765	$ (78,118)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(160,100)	(44,097)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,000	(15,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	95,012	(202,116)

Net cash (used in) provided by operating activities	20,677	(339,331)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	160,100	44,097

Net cash provided by investing activities	160,100	44,097

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180,777	(295,234)

Cash and cash equivalents, beginning	170,287	479,986

Cash and cash equivalents, ending	$ 351,064	$ 184,752

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2012	2011
Cash flows from operating activities:

Net Income(loss)	$ 122,743	$ 324,233
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(319,014)	(570,175)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	37,300	30,000
Decrease (Increase) in other assets	(153,900)	-
(Decrease) Increase in accounts payable affiliates	171,176	(115,580)

Net cash (used in) provided by operating activities	(141,695)	(331,522)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	319,014	570,175

Net cash provided by investing activities	319,014	570,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,319	238,653

Cash and cash equivalents, beginning	359,454	331,358

Cash and cash equivalents, ending	$ 536,773	$ 570,011

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2012 1,036,100 BACs in Series 7, 4,176,329 BACs in Series 9, 2,423,225 BACs in Series 10, 2,489,599 BACs in Series 11, 2,971,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2012 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at December 31, 2012 and 2011 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	21,843	41,481
Series 10	23,094	24,222
Series 11	29,658	29,658
Series 12	30,474	32,628
Series 14	65,814	83,358

	$ 170,883	$ 211,347

The partnership management fee paid for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	-	-
Series 14	-	-

	$ -	$ -

The partnership management fee paid for the nine months ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	368,125	85,000
Series 10	415,000	-
Series 11	50,000	300,000
Series 12	-	300,000
Series 14	52,625	375,000

	$ 885,750	$ 1,060,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2012, and 2011 the Partnership had limited partnership interests in 96 and 119 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2012 and 2011 by series is as follows:
	2012	2011
Series 7	-	-
Series 9	12	18
Series 10	15	16
Series 11	16	16
Series 12	21	23
Series 14	32	46

	96	119

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2012 and 2011 by series are as follows:
	2012	2011
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the nine months ended December 31, 2012, the Partnership disposed of twenty-two Operating Partnerships and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the disposition by Series for December 31, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	5	1	197,944	197,944
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	1	1	160,100	160,100
Series 14	13	1	319,014	319,014
Total	19	3	$677,058	$677,058

* Fund proceeds from disposition include $153,800 recorded as a receivable as of December 31, 2012, in Series 14. The proceeds also include $50,000 from a prior year disposition in Series 14.

During the nine months ended December 31, 2011, the Partnership disposed of eleven Operating Partnerships and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for December 31, 2011 is as follows:

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2012.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2012	2011

Revenues
Rental	$ 14,855,559	$ 17,215,819
Interest and other	608,475	501,110
	15,464,034	17,716,929

Expenses
Interest	2,495,698	2,683,849
Depreciation and amortization	3,555,057	4,095,899
Operating expenses	10,813,834	12,634,465
	16,864,589	19,414,213

NET LOSS	$ (1,400,555)	$(1,697,284)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (1,386,550)	$(1,680,312)

Net loss allocated to other partners	$ (14,005)	$ (16,972)

*Amounts include $1,386,550 and $1,680,312 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2012

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

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2012	2011

Revenues
Rental	$ 2,056,029	$ 3,127,896
Interest and other	112,331	164,204
	2,168,360	3,292,100

Expenses
Interest	365,161	497,130
Depreciation and amortization	509,091	822,699
Operating expenses	1,549,721	2,391,867
	2,423,973	3,711,696

NET LOSS	$ (255,613)	$ (419,596)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (253,057)	$ (415,400)

Net loss allocated to other partners	$ (2,556)	$ (4,196)

*Amounts include $253,057 and $415,400 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2012	2011

Revenues
Rental	$ 1,785,869	$ 1,905,533
Interest and other	27,252	25,972
	1,813,121	1,931,505

Expenses
Interest	247,904	275,953
Depreciation and amortization	427,859	447,447
Operating expenses	1,383,243	1,443,827
	2,059,006	2,167,227

NET LOSS	$ (245,885)	$ (235,722)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (243,426)	$ (233,365)

Net loss allocated to other partners	$ (2,459)	$ (2,357)

*Amounts include $243,426 and $233,365 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2012	2011

Revenues
Rental	$ 2,564,634	$ 2,371,493
Interest and other	101,593	36,556
	2,666,227	2,408,049

Expenses
Interest	421,250	313,580
Depreciation and amortization	658,613	596,229
Operating expenses	1,843,291	1,681,434
	2,923,154	2,591,243

NET LOSS	$ (256,927)	$ (183,194)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (254,358)	$ (181,362)

Net loss allocated to other partners	$ (2,569)	$ (1,832)

*Amounts include $254,358 and $181,362 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2012	2011

Revenues
Rental	$ 2,574,191	$ 2,704,831
Interest and other	198,699	134,380
	2,772,890	2,839,211

Expenses
Interest	447,335	451,126
Depreciation and amortization	593,937	569,469
Operating expenses	1,845,919	1,920,252
	2,887,191	2,940,847

NET LOSS	$ (114,301)	$ (101,636)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (113,158)	$ (100,620)

Net loss allocated to other partners	$ (1,143)	$ (1,016)

*Amounts include $113,158 and $100,620 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2012	2011

Revenues
Rental	$ 5,874,836	$ 7,106,066
Interest and other	168,600	139,998
	6,043,436	7,246,064

Expenses
Interest	1,014,048	1,146,060
Depreciation and amortization	1,365,557	1,660,055
Operating expenses	4,191,660	5,197,085
	6,571,265	8,003,200

NET LOSS	$ (527,829)	$ (757,136)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (522,551)	$ (749,565)

Net loss allocated to other partners	$ (5,278)	$ (7,571)

*Amounts include $522,551 and $749,565 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.  Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2012 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2012 and 2011 in the amount of $23,916 and $17,049. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2012 were $170,883 and total partnership management fees accrued as of December 31, 2012 were $20,366,753. During the nine months ended December 31, 2012, the Partnership paid $885,750 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2012, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended December 31, 2012, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended December 31, 2012, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2012 the Partnership had $1,318,782 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31, 2012, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	12	132,820
10	24,288,997	2,428,925	08/24/90	15	153,767
11	24,735,002	2,489,599	12/27/90	16	144,358
12	29,710,003	2,972,795	04/30/91	21	351,064
14	55,728,997	5,574,290	01/27/92	32	536,773

	$186,398,017	18,679,738		96	$1,318,782

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2012 are $132,820, $153,767, $144,358, $341,823 and $376,040, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2012 and 2011 the Partnership held limited partnership interests in 96 and 119 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2012 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	21,843	560	21,283
Series 10	23,094	1,000	22,094
Series 11	29,658	12,081	17,577
Series 12	30,474	32,547	(2,073)
Series 14	65,814	30,289	35,525
	$ 170,883	$ 76,477	$ 94,406

	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	86,278	26,994	59,284
Series 10	69,282	7,069	62,213
Series 11	88,974	18,867	70,107
Series 12	95,012	47,962	47,050
Series 14	223,801	78,585	145,216
	$ 563,347	$ 179,477	$ 383,870

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2012 and 2011.

(Series 9)

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2012 and 2011, Series 9 reflects loss from Operating Partnerships of $(255,613) and $(419,596), respectively, which includes depreciation and amortization of $509,091 and $822,699, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the fourth quarter of 2012, the property continued to maintain strong occupancy and as of December 31, 2012 occupancy was 90%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is keeping rental rates low. The management company continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund deficits as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In April 2011, the investment general partner of Tappahannock Greens LP transferred its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,427,440 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $55,000 as of June 30, 2011.

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

In December 2011, the investment general partner transferred its interest in Raitt Street Apartments, A CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,153,969 and delivery of a Promissory Note to the investment general partner in the amount of $5,900 maturing June 30, 2012. The maturity date of the Promissory Note has been extended to September 30, 2012. The note was paid on October 1, 2012. The amounts payable under the note will be paid to BCAMLP as reimbursement of expenses related to the transfer, which include third party legal costs. No proceeds were returned to cash reserves held by Series 9. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

In July 2012, the investment general partner transferred its interest in Big Lake Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $520,555 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Blanco Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $487,964 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Pleasanton, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $574,131 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $6,375 as of September 30, 2012.

South Paris Heights Associates Limited Partnership (Hill Street Commons I) is a 25-unit, one-building apartment complex for elderly residents located in South Paris, Maine.  The property was 100% occupied as of December 31, 2012, but operated below breakeven through the fourth quarter due to high maintenance and utility expenses. To reduce costs, management has renegotiated maintenance contracts and cut back on landscaping,which has reduced maintenance expenses.  To offset the high utility cost,the investment general partner suggested to management that they place limits on the thermostat controls in the individual units to reduce heating costs. Management also plans to submit a 2013 rent increase request to USDA-Rural Development.  Should the rent increase be approved, the investment general partner anticipates that the property will operate above breakeven.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to South Paris Heights.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 10)

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2012 and 2011, Series 10 reflects net loss from Operating Partnerships of $(245,885) and $(235,722), respectively, which includes depreciation and amortization of $427,859 and $447,447, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. Through the fourth quarter of 2012, occupancy is averaging 92%, but the property continues to operate below breakeven. Due to the age of the property, maintenance expenses remain very high in order to maintain its physical condition. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

In January 2012, the operating general partner of Washington Heights IV entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 10, 2012. The sales price of the property was $1,250,000, which included the outstanding mortgage balance of approximately $715,546 and cash proceeds to the investment partnership of $344,418. Of the total proceeds received by the investment partnership, $1,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $338,168 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in April 2012; so a receivable in the amount of $338,168 was recorded as of March 31, 2012. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $338,168 as of March 31, 2012.

(Series 11)

As of December 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2012 and 2011, Series 11 reflects net loss from Operating Partnerships of $(256,927) and $(183,194), respectively, which includes depreciation and amortization of $658,613 and $596,229, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 89% during 2011, and is 86% through the fourth quarter of 2012. Elevated maintenance expenses and the low occupancy in the first half of 2011 contributed to below breakeven operations for the year. Through the fourth quarter of 2012 operations continue to be below breakeven. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner is requesting that its interest be transferred to a nonprofit entity that will have access to different funding sources. The transfer is currently being reviewed and due diligence is being performed on the nonprofit entity. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

(Series 12)

As of December 31, 2012 and 2011 the average Qualified Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 21 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2012 and 2011, Series 12 reflects net loss from Operating Partnerships of $(114,301) and $(101,636), respectively, which includes depreciation and amortization of $593,937 and $569,469, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Prairie West Apartments III LP (Prairie West Apartments) is a 24-unit property in West Fargo, North Dakota. In 2010 and 2011, average occupancy was 92%, and the property operated below breakeven due to high maintenance costs and bad debts. Through the fourth quarter of 2012, occupancy has increased to 95%, but operations remain below breakeven due to high operating expenses. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. In late 2009 the property was refinanced with the money generated being used to update curb appeal. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Occupancy has been a challenge due to the property's advanced age. Rural Development approved a workout plan in the third quarter of 2011 to stabilize the property. The two main components of the workout plan were a rental rate increase and increasing the monthly replacement reserve deposit. Management implemented a rent increase of $30 per unit which took effect on October 1, 2011. In 2012, occupancy averaged 88% and operations were slightly below breakeven. Management is marketing the property by posting fliers at various churches, stores, and community centers around the town. The mortgage, real estate tax and insurance payments are current. The operating general partner continues to advance funds and accrue its affiliated property management fee to fund deficits. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In November 2012, the operating general partner of Corcoran Investment Group entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on November 28, 2012. The sales price of the property was $1,979,421, which included the outstanding mortgage balance of approximately $1,805,863 and cash proceeds to the investment partnership of $173,558. Of the total proceeds received by the investment partnership, $23,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $142,808 were returned to cash reserves held by Series 12.The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $142,808 as of December 31, 2012.

(Series 14)

As of December 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 32 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2012 and 2011, Series 14 reflects net loss from Operating Partnerships of $(527,829) and $(757,136), respectively, which includes depreciation and amortization of $1,365,557 and $1,660,055, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In July 2012, the investment general partner transferred its interest in Cottonwood Apartments II, A LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $784,477 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $6,375 as of September 30, 2012.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2010, a decrease in occupancy and an increase in operating expenses caused operations to fall below breakeven. The increased operating costs were caused by a surge in maintenance expenses. The expenses covered some capital items, but they were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. In 2011, occupancy averaged 91% and operations remained below breakeven due to high overall operating costs. Through the fourth quarter of 2012, the property is operating slightly above breakeven. Occupancy decreased slightly to 88% as of December 31, 2012. Operations have improved due to decreased maintenance costs in the fourth quarter. Although year to date maintenance costs were still above the budgeted amount, they were significantly lower than 2011. The operating general partner continues to fund all deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Maysville Village Apartment Limited.

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

In July 2012, the investment general partner transferred its interest in Colorado City Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,991 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Hughes Springs Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $746,096 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

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

In November 2012, the investment general partner transferred its interest in Lonaconing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,403,464 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

In November 2012, the investment general partner transferred its interest in Titusville Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,760 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

In November 2012, the investment general partner transferred its interest in Wesley Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,232,687 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Crystal Springs Family, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,218,656 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $7,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In December 2012, the investment general partner transferred its interest in Louis Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $615,555 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $4,300 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,100 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $3,100 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in McComb Family, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,012,134 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $7,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In December 2012, the investment general partner transferred its interest in South Fulton Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $629,627 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,400 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $7,400 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Washington Court Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,042,417 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $165,000 maturing on June 30, 2013. Of the amounts payable under the Note, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $153,800 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. A receivable in the amount of $153,800 was recorded for Series 14 as of December 31, 2012, and a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $153,800 as of December 31, 2012.

Lakeview Meadows LDHA L.P. (Lakeview Meadows)is a 53-unit elderly apartment complex located in Battle Creek, MI. Through the fourth quarter of 2011, the property operated with an average physical occupancy of 90%.  However, occupancy continued to decline significantly in 2012.  In 2012 occupancy averaged 83% with 79% occupancy as of December 31, 2012. The primary causes for high vacancy and low cash flows for this asset are the economic conditions in the Downriver area of Michigan and the target market for this property, which is seniors. The local Downriver senior demographic that owned homes in the area has not been able to sell those properties due to depressed values and an ailing residential real estate market. The operating general partner has reached out to the local housing authority as a source for tenants; however, the Battlecreek Housing Authority and the Calhoun County Housing Authority have focused on families for receipt of Section 8 vouchers and not seniors. Lakeview Meadows is operating below breakeven in 2012 due to the ongoing vacancy challenges due to the soft rental market.  The management company, an affiliate of the operating general partner, appears focused on marketing initiatives to increase applicant traffic, as well as offering concessions, and closely monitoring operating expenditures. The mortgage, real estate taxes, and property insurance escrows are current.  The operating general partner continues to fund all operating deficits as necessary. The compliance period for this asset ended on December 31, 2006.

In December 2009, the investment general partner transferred its interest in Amherst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,509,804 and cash proceeds to the investment limited partner of $50,000. Of the total proceeds received, $500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $39,500 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $39,500 as of December 31, 2009. Additional sale proceeds in the amount of $50,000 was received and recorded as a gain on the sale of the Operating Partnership as of December 31, 2012.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.