Form 10-Q
period 2013-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2013-08-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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
FOR THE QUARTER ENDED June 30, 2013

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2013

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 7 5

Condensed Balance Sheets Series 9 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Statements of Operations three months 11

Condensed Statements of Operations Three Months Series 7 *

Condensed Statements of Operations Three Months Series 9 *

Condensed Statements of Operations Three Months Series 10 *

Condensed Statements of Operations Three Months Series 11 15

Condensed Statements of Operations Three Months Series 12 16

Condensed Statements of Operations Three Months Series 14 17

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) 18

Condensed Statements of Changes in Partners' Capital (Deficit) Series 7 19

Condensed Statements of Changes in Partners' Capital (Deficit) Series 9 19

Condensed Statements of Changes in Partners' Capital (Deficit) Series 10 20

Condensed Statements of Changes in Partners' Capital (Deficit) Series 11 20

Condensed Statements of Changes in Partners' Capital (Deficit) Series 12 21

Condensed Statements of Changes in Partners' Capital (Deficit) Series 14 21

CONDENSED Statements of Cash Flows 22

Condensed Statements of Cash Flows Series 7 23

Condensed Statements of Cash Flows Series 9 24

Condensed Statements of Cash Flows Series 10 25

Condensed Statements of Cash Flows Series 11 26

Condensed Statements of Cash Flows Series 12 27

Condensed Statements of Cash Flows Series 14 28

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 29

Note A Organization 29

Note B Accounting and financial reporting policies 29

Note C Related Party Transactions 30

Note D Investments in operating partnerships 32

COMBINED CONDENSED summarized STATEMENTS OF OPERATIONs 34

Combined Condensed Summarized Statements of Operations Series 7 35

Combined Condensed Summarized Statements of Operations Series 9 36

Combined Condensed Summarized Statements of Operations Series 10 37

Combined Condensed Summarized Statements of Operations Series 11 38

Combined Condensed Summarized Statements of Operations Series 12 39

Combined Condensed Summarized Statements of Operations Series 14 40

Note E Taxable Loss 41

Note F Income Taxes 41

Note G Plan of Liquidation 42

Note H Subsequent Event 42

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 43

Liquidity 43

Capital Resources 44

Results of Operations 45

Critical Accounting Policies and Estimates 64

Item 3. Quantitative and Qualitative Disclosures About Market Risk 65

Item 4. Controls and Procedures 65

Part II Other Information 66

Item 1. Legal Proceedings 66

Item 1A. Risk Factors 66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 66

Item 3. Defaults Upon Senior Securities 66

Item 4. Mine Safety Disclosures 66

Item 5. Other Information 66

Item 6. Exhibits 66

Signatures 67

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 1,032,444	$ 1,025,100
Other assets	157,200	258,725
	$ 1,189,644	$ 1,283,825

LIABILITIES
Accounts payable	$ 44,400	$ 44,400
Accounts payable affiliates (Note C)	20,329,462	20,357,970
Capital contributions payable (Note D)	169,974	169,974
	20,543,836	20,572,344
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,655,338 outstanding	(17,779,715)	(17,714,699)

General Partner	(1,574,477)	(1,573,820)
	(19,354,192)	(19,288,519)
	$ 1,189,644	$ 1,283,825

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 92,078	$ 101,496
Other assets	-	-
	$ 92,078	$ 101,496

LIABILITIES

Accounts payable	$ 25,900	$ 25,900
Accounts payable affiliates (Note C)	6,415,696	6,393,853
Capital contributions payable (Note D)	-	-
	6,441,596	6,419,753

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,171,729 outstanding	(5,951,185)	(5,920,237)

General Partner	(398,333)	(398,020)

	(6,349,518)	(6,318,257)
	$ 92,078	$ 101,496

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 152,203	$ 222,664
Other assets	-	-
	$ 152,203	$ 222,664
LIABILITIES

Accounts payable	$ -	$ 5,000
Accounts payable affiliates (Note C)	1,988,622	2,034,503
Capital contributions payable (Note D)	-	-
	1,988,622	2,039,503

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding	(1,623,142)	(1,603,758)

General Partner	(213,277)	(213,081)
	(1,836,419)	(1,816,839)
	$ 152,203	$ 222,664

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 149,168	$ 150,502
Other assets	-	101,525
	$ 149,168	$ 252,027

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	980,980	1,067,392
Capital contributions payable (Note D)	-	-
	980,980	1,067,392

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,488,499 outstanding	(608,810)	(592,527)

General Partner	(223,002)	(222,838)
	(831,812)	(815,365)
	$ 149,168	$ 252,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 176,542	$ 182,782
Other assets	-	-
	$ 176,542	$ 182,782

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,875,648	3,847,625
Capital contributions payable (Note D)	9,241	9,241
	3,892,389	3,864,366

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,971,795 outstanding	(3,427,558)	(3,393,638)

General Partner	(288,289)	(287,946)
	(3,715,847)	(3,681,584)
	$ 176,542	$ 182,782

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 462,453	$ 367,656
Other assets	157,200	157,200
	$ 619,653	$ 524,856

LIABILITIES

Accounts payable	$ 11,000	$ 6,000
Accounts payable affiliates (Note C)	7,068,516	7,014,597
Capital contributions payable (Note D)	160,733	160,733
	7,240,249	7,181,330

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,565,990 outstanding	(6,084,514)	(6,120,033)

General Partner	(536,082)	(536,441)
	(6,620,596)	(6,656,474)
	$ 619,653	$ 524,856

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 267	$ 412
Other income	29,533	19,960
	29,800	20,372

Share of income from Operating Partnerships(Note D)	85,661	156,000

Expenses

Professional fees	27,765	2,160
Partnership management fee, net (Note C)	127,933	168,417
General and administrative expenses	25,436	23,689
	181,134	194,266

NET INCOME(LOSS)	$ (65,673)	$ (17,894)

Net income(loss) allocated to assignees	$ (65,016)	$ (17,715)

Net income(loss) allocated to general partner	$ (657)	$ (179)

Net income(loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2013	2012

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2013	2012

Income
Interest income	$ 24	$ 97
Other income	-	-
	24	97

Share of income from Operating Partnerships(Note D)	-	156,000

Expenses

Professional fees	4,590	85
Partnership management fee, net (Note C)	21,843	32,499
General and administrative expenses	4,852	4,473
	31,285	37,057

NET INCOME(LOSS)	$ (31,261)	$ 119,040

Net income(loss) allocated to assignees	$ (30,948)	$ 117,850

Net income(loss) allocated to general partner	$ (313)	$ 1,190

Net income(loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2013	2012

Income
Interest income	$ 53	$ 97
Other income	5,600	3,790
	5,653	3,887

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	4,285	63
Partnership management fee, net (Note C)	16,672	20,380
General and administrative expenses	4,276	3,986
	25,233	24,429

NET INCOME(LOSS)	$ (19,580)	$ (20,542)

Net income(loss) allocated to assignees	$ (19,384)	$ (20,337)

Net income(loss) allocated to general partner	$ (196)	$ (205)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2013	2012

Income
Interest income	$ 51	$ 61
Other income	6,054	4,013
	6,105	4,074

Share of income from Operating Partnerships(Note D)	13,811	-

Expenses

Professional fees	4,635	1,361
Partnership management fee, net (Note C)	27,667	25,402
General and administrative expenses	4,061	3,847
	36,363	30,610

NET INCOME(LOSS)	$ (16,447)	$ (26,536)

Net income(loss) allocated to assignees	$ (16,283)	$ (26,271)

Net income(loss) allocated to general partner	$ (164)	$ (265)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2013	2012

Income
Interest income	$ 45	$ 50
Other income	-	-
	45	50

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	5,360	75
Partnership management fee, net (Note C)	23,780	25,736
General and administrative expenses	5,168	4,296
	34,308	30,107

NET INCOME(LOSS)	$ (34,263)	$ (30,057)

Net income(loss) allocated to assignees	$ (33,920)	$ (29,756)

Net income(loss) allocated to general partner	$ (343)	$ (301)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2013	2012

Income
Interest income	$ 94	$ 107
Other income	17,879	12,157
	17,973	12,264

Share of income from Operating Partnerships(Note D)	71,850	-

Expenses

Professional fees	8,895	576
Partnership management fee, net (Note C)	37,971	64,400
General and administrative expenses	7,079	7,087
	53,945	72,063

NET INCOME(LOSS)	$ 35,878	$ (59,799)

Net income(loss) allocated to assignees	$ 35,519	$ (59,201)

Net income(loss) allocated to general partner	$ 359	$ (598)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(17,714,699)	$(1,573,820)	$(19,288,519)

Net income(loss)	(65,016)	(657)	(65,673)

Partners' capital (deficit), June 30, 2013	$(17,779,715)	$(1,574,477)	$(19,354,192)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2013	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2013	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2013	$(5,920,237)	$ (398,020)	$(6,318,257)

Net income(loss)	(30,948)	(313)	(31,261)

Partners' capital (deficit), June 30, 2013	$(5,951,185)	$ (398,333)	$(6,349,518)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2013	$ (1,603,758)	$ (213,081)	$ (1,816,839)

Net income(loss)	(19,384)	(196)	(19,580)

Partners' capital (deficit), June 30, 2013	$ (1,623,142)	$ (213,277)	$ (1,836,419)

Series 11
Partners' capital (deficit) April 1, 2013	$ (592,527)	$ (222,838)	$ (815,365)

Net income(loss)	(16,283)	(164)	(16,447)

Partners' capital (deficit), June 30, 2013	$ (608,810)	$ (223,002)	$ (831,812)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2013	$(3,393,638)	$ (287,946)	$(3,681,584)

Net income(loss)	(33,920)	(343)	(34,263)

Partners' capital (deficit), June 30, 2013	$(3,427,558)	$ (288,289)	$(3,715,847)

Series 14
Partners' capital (deficit) April 1, 2013	$(6,120,033)	$ (536,441)	$(6,656,474)

Net income(loss)	35,519	359	35,878

Partners' capital (deficit), June 30, 2013	$(6,084,514)	$ (536,082)	$(6,620,596)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (65,673)	$ (17,894)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(85,661)	(156,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,000
Decrease in other assets	-	340,518
(Decrease) Increase in accounts payable affiliates	(28,508)	201,724

Net cash (used in) provided by operating activities	(179,842)	388,348

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	187,186	156,000

Net cash provided by investing activities	187,186	156,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,344	544,348

Cash and cash equivalents, beginning	1,025,100	1,302,447

Cash and cash equivalents, ending	$ 1,032,444	$ 1,846,795

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (31,261)	$ 119,040
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(156,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	21,843	33,916

Net cash (used in) provided by operating activities	(9,418)	11,956

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	156,000

Net cash provided by investing activities	-	156,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,418)	167,956

Cash and cash equivalents, beginning	101,496	316,051

Cash and cash equivalents, ending	$ 92,078	$ 484,007

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (19,580)	$ (20,542)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	5,000
Decrease in other assets	-	339,418
(Decrease) Increase in accounts payable affiliates	(45,881)	23,094

Net cash (used in) provided by operating activities	(70,461)	346,970

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,461)	346,970

Cash and cash equivalents, beginning	222,664	250,847

Cash and cash equivalents, ending	$ 152,203	$ 597,817

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (16,447)	$ (26,536)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,811)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(86,412)	29,658

Net cash (used in) provided by operating activities	(116,670)	3,122

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	115,336	-

Net cash provided by investing activities	115,336	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,334)	3,122

Cash and cash equivalents, beginning	150,502	205,808

Cash and cash equivalents, ending	$ 149,168	$ 208,930

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (34,263)	$ (30,057)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	28,023	32,628

Net cash (used in) provided by operating activities	(6,240)	2,571

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,240)	2,571

Cash and cash equivalents, beginning	182,782	170,287

Cash and cash equivalents, ending	$ 176,542	$ 172,858

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 35,878	$ (59,799)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(71,850)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease in other assets	-	1,100
(Decrease) Increase in accounts payable affiliates	53,919	82,428

Net cash (used in) provided by operating activities	22,947	23,729

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	71,850	-

Net cash provided by investing activities	71,850	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,797	23,729

Cash and cash equivalents, beginning	367,656	359,454

Cash and cash equivalents, ending	$ 462,453	$ 383,183

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2013 1,036,100 BACs in Series 7, 4,171,729 BACs in Series 9, 2,421,225 BACs in Series 10, 2,488,499 BACs in Series 11, 2,971,795 BACs in Series 12, and 5,565,990 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2013 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013

(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable affiliates at June 30, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	21,843	33,916
Series 10	21,644	23,094
Series 11	28,923	29,658
Series 12	28,023	32,628
Series 14	53,919	82,428

	$ 154,352	$ 201,724

The partnership management fee paid for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	-
Series 10	67,525	-
Series 11	115,335	-
Series 12	-	-
Series 14	-	-

	$ 182,860	$ -

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2013, and 2012 the Partnership had limited partnership interests in 93 and 117 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2013 and 2012 by series is as follows:
	2013	2012
Series 7	-	-
Series 9	12	17
Series 10	14	15
Series 11	15	16
Series 12	21	23
Series 14	31	46

	93	117

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2013 and 2012 by series are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the three months ended June 30, 2013, the Partnership disposed of one Operating Partnership and a partial sale of one Operating Partnership. A summary of the disposition by Series for June 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition*	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	-	-	115,336	13,811
Series 12	-	-	-	-
Series 14	1	-	71,850	71,850
Total	1	-	$187,186	$85,661

* Partnership proceeds from disposition include $101,525 recorded as a receivable as of March 31, 2013, for Series 11.

During the three months ended June 30, 2012 the Partnership disposed of one Operating Partnership. A summary of the disposition by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	1	156,000	156,000
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	-	-	-	-
Series 14	-	-	-	-
Total	-	1	$156,000	$156,000

The gain described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2013.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2013	2012

Revenues
Rental	$ 4,478,261	$ 5,654,601
Interest and other	167,541	193,092
	4,645,802	5,847,693

Expenses
Interest	700,425	974,373
Depreciation and amortization	1,066,975	1,244,184
Operating expenses	3,368,276	4,108,570
	5,135,676	6,327,127

NET LOSS	$ (489,874)	$ (479,434)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (484,978)	$ (474,639)

Net loss allocated to other partners	$ (4,896)	$ (4,795)

*Amounts include $484,978 and $474,639 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2013	2012

Revenues
Rental	$ 590,161	$ 897,305
Interest and other	33,037	41,883
	623,198	939,188

Expenses
Interest	99,226	175,071
Depreciation and amortization	139,421	209,938
Operating expenses	413,624	701,585
	652,271	1,086,594

NET LOSS	$ (29,073)	$ (147,406)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (28,782)	$ (145,932)

Net loss allocated to other partners	$ (291)	$ (1,474)

*Amounts include $28,782 and $145,932 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2013	2012

Revenues
Rental	$ 575,535	$ 604,485
Interest and other	9,914	9,314
	585,449	613,799

Expenses
Interest	68,524	88,609
Depreciation and amortization	133,787	140,346
Operating expenses	476,832	469,533
	679,143	698,488

NET LOSS	$ (93,694)	$ (84,689)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (92,758)	$ (83,842)

Net loss allocated to other partners	$ (936)	$ (847)

*Amounts include $92,758 and $83,842 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2013	2012

Revenues
Rental	$ 866,262	$ 873,242
Interest and other	28,155	35,110
	894,417	908,352

Expenses
Interest	127,028	150,064
Depreciation and amortization	187,644	198,220
Operating expenses	609,316	632,821
	923,988	981,105

NET LOSS	$ (29,571)	$ (72,753)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (29,276)	$ (72,025)

Net loss allocated to other partners	$ (295)	$ (728)

*Amounts include $29,276 and $72,025 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2013	2012

Revenues
Rental	$ 814,359	$ 927,417
Interest and other	52,737	45,518
	867,096	972,935

Expenses
Interest	129,756	155,159
Depreciation and amortization	246,607	193,648
Operating expenses	609,714	648,017
	986,077	996,824

NET LOSS	$ (118,981)	$ (23,889)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (117,792)	$ (23,650)

Net loss allocated to other partners	$ (1,189)	$ (239)

*Amounts include $117,792 and $23,650 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2013	2012

Revenues
Rental	$ 1,631,944	$ 2,352,152
Interest and other	43,698	61,267
	1,675,642	2,413,419

Expenses
Interest	275,891	405,470
Depreciation and amortization	359,516	502,032
Operating expenses	1,258,790	1,656,614
	1,894,197	2,564,116

NET LOSS	$ (218,555)	$ (150,697)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (216,370)	$ (149,190)

Net loss allocated to other partners	$ (2,185)	$ (1,507)

*Amounts include $216,370 and $149,190 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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
June 30, 2013
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

NOTE H - SUBSEQUENT EVENT

The Partnership has entered into agreements to transfer interests in eight Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these eight Operating Partnerships are $688,477. The estimated gain on sales of the Operating Partnerships is $619,315 and the transfers are expected to be recognized in the second quarter of fiscal year end 2014.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2013 and 2012 in the amount of $29,533 and $19,960. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2013 were $154,352 and total partnership management fees accrued as of June 30, 2013 were $20,176,274. During the three months ended June 30, 2013, the Partnership paid $182,860 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2013, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2013, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2013, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2013 the Partnership had $1,032,444 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at June 30, 2013, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	12	92,078
10	24,288,997	2,428,925	08/24/90	14	152,203
11	24,735,002	2,489,599	12/27/90	15	149,168
12	29,710,003	2,972,795	04/30/91	21	176,542
14	55,728,997	5,574,290	01/27/92	31	462,453

	$186,398,017	18,679,738		93	$1,032,444

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2013 are $92,078, $152,203, $149,168, $167,301 and $301,720, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2013 and 2012 the Partnership held limited partnership interests in 93 and 117 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	21,843	-	21,843
Series 10	21,644	4,972	16,672
Series 11	28,923	1,256	27,667
Series 12	28,023	4,243	23,780
Series 14	53,919	15,948	37,971
	$ 154,352	$ 26,419	$ 127,933

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2013 and 2012.

(Series 9)

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2013 and 2012, Series 9 reflects loss from Operating Partnerships of $(29,073) and $(147,406), respectively, which includes depreciation and amortization of $139,421 and $209,938, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2012, the property continued to maintain strong occupancy and as of December 31, 2012 occupancy was 90%. Through the second quarter of 2013 occupancy was strong at 95%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is keeping rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

South Paris Heights Associates Limited Partnership (Hill Street Commons I) is a 25-unit, one-building apartment complex for elderly residents located in South Paris, Maine.  The property was 100% occupied as of June 30, 2013, but operated below breakeven through the second quarter due to high utility expenses and insufficient rental rates. To offset the high utility cost, the investment general partner suggested to management that they place limits on the thermostat controls in the individual units to reduce costs. Management also submitted a 2013 rent increase request to USDA-Rural Development and they anticipate a response to the request within the next month.  Should the rent increase be approved, the investment general partner anticipates that the property will operate above breakeven.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to South Paris Heights.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2013, the investment general partner transferred its interest in Meadow Run LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $605,033 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $1,528 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $77,472 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10)

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2013 and 2012, Series 10 reflects net loss from Operating Partnerships of $(93,694) and $(84,689), respectively, which includes depreciation and amortization of $133,787 and $140,346, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven through the second quarter of 2013. In 2013, occupancy is averaging 95% while ending June at 92%. Operations have improved due to a reduction in maintenance expenses resulting from reduced turnover. Due to the age of the property, overall maintenance expenses remain high in order to maintain its physical condition. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 while averaging 94% occupancy for the year. The property continues to operate just below breakeven through the second quarter of 2013. Operating expenses have slightly decreased and 100% occupancy allowed for an increase in rental income. Operations are expected to continue to improve throughout the year. Occupancy was 100% as of June 30, 2013. Both the operating general partner and the affiliated management company continue to be unresponsive to all calls and written communication attempts made by the investment general partner to discuss the property. The investment general partner intends to continue to monitor operations and pursue the management company for information in 2013. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

In July 2013, the investment general partner transferred its interest in Rosewood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,772 and cash proceeds to the investment partnership of $60,530. Of the total proceeds received, $8,408 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,122 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Ellaville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $738,026 and cash proceeds to the investment partnership of $105,000. Of the total proceeds received, $291 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $99,709 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of June 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2013 and 2012, Series 11 reflects net loss from Operating Partnerships of $(29,571) and $(72,753), respectively, which includes depreciation and amortization of $187,644 and $198,220, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 86% during 2012, and is 82% through the second quarter of 2013. The property operated above breakeven in 2012 by decreasing expenses. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner is requesting that its interest be transferred to a nonprofit entity that will have access to different funding sources. The transfer is currently being reviewed and due diligence is being performed on the nonprofit entity. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

In March 2013, the investment general partner transferred its interest in Church Hill Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $896,407 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $106,525 maturing on August 31, 2013. Of the amounts payable under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $101,525 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in May 2013; so a receivable in the amount of $101,525 was recorded as of March 31, 2013. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $101,525 as of March 31, 2013.

In April 2013, the investment general partner transferred 49.99% of its interest in RPI Limited Partnership #18 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,155,533 and cash proceeds to the investment partnership of $18,811. Of the proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,811 were returned to cash reserves held by Series 11. The remaining 50.01% investment limited partner interest in the Operating Partnership is scheduled to be transferred in April 2014 for anticipated cash proceeds of $190, which will be returned to the cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $13,811 as of June 30, 2013.

(Series 12)

As of June 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2013 and 2012, Series 12 reflects net loss from Operating Partnerships of $(118,981) and $(23,889), respectively, which includes depreciation and amortization of $246,607 and $193,648, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property. The two main components of the workout plan were a $30 rental rate increase implemented in October 2011 and an increase in the monthly replacement reserve deposit. Occupancy averaged 88% in 2012 and has improved to 94% through the second quarter of 2013. Management states that it is difficult competing with the newer properties in the area. In an effort to compete with these properties RD approved capital improvements in the amount of $22,222 in 2012. The improvements included new refrigerators, HVAC, windows, seal and striping for the parking lot, cane rails, and new carpet and vinyl for certain units. Improvements in 2013 will include replacement of refrigerators, HVAC systems, windows, and carpet and vinyl for units that are being turned. Management is marketing the property by posting fliers at various churches, stores, and community centers around the town. Although operations are below breakeven, the property continues to make deposits into the replacement reserve to satisfy RD's requirements. The mortgage, real estate tax and insurance payments are current. The operating general partner continues to advance funds and accrue its affiliated property management fee to fund deficits. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In July 2013, the investment general partner transferred its interest in Hamilton Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $536,431 and cash proceeds to the investment partnership of $57,747. Of the total proceeds received, $5,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,613 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Laurel Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $623,908 and cash proceeds to the investment partnership of $70,200. Of the total proceeds received, $2,139 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $63,061 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Carson Village, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $615,277 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $1,292 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $77,708 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Autumnwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $955,411 and cash proceeds to the investment partnership of $105,000. Of the total proceeds received, $1,995 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $98,005 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 14)

As of June 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2013 and 2012, Series 14 reflects net loss from Operating Partnerships of $(218,555) and $(150,697), respectively, which includes depreciation and amortization of $359,516 and $502,032, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brantwood Lane Limited Partnership Brantwood Lane Apartments) is a 36-unit property located in Centreville, Alabama. In 2012, the property averaged 96% occupancy but operated below breakeven due to significant repairs expensed at the end of the year. Through the second quarter of 2013, the property averaged 97% occupancy but continued to operate below breakeven for the year due to the additional repairs expensed in January 2013. Other expenses have been reasonable and monthly operations have been strong since February 2013. USDA-Rural Development required the repairs following its inspection in early 2012, with repairs including carpet, painting, furniture and door replacements in all units. The repairs were funded through a drawdown of the replacement reserve and a $54,000 loan from the operating general partner made in January 2013. According to the operating general partners, the ineffectual regional and site management staff has been terminated, all repairs have been completed, and USDA-Rural Development is satisfied with the repairs. The mortgage, taxes, and insurance are current. The tax credit compliance period for the operating partnership ended on December 31, 2005. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2010, a decrease in occupancy and an increase in operating expenses caused operations to fall below breakeven. The increased operating costs were caused by a surge in maintenance expenses. The expenses covered some capital items, but they were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property outsource all maintenance work at a higher cost instead of using the affiliated management company. In 2012, the property operated above breakeven due to strong occupancy and decreased operating expenses. Occupancy averaged 96% for the year and maintenance costs were significantly less than 2011. Through the second quarter of 2013, the property is 94% occupied and operating above breakeven. The operating general partner continues to fund all deficits as necessary. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Maysville Village Apartment Limited.

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

In December 2012, the investment general partner transferred its interest in Washington Court Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,042,417 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $165,000 maturing on June 30, 2013. The maturity date of the Note has been extended to September 30, 2013. Of the amounts payable under the Note, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $153,800 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. A receivable in the amount of $153,800 was recorded for Series 14 as of December 31, 2012, and a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $153,800 as of December 31, 2012.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy at the property declined significantly in 2012. It averaged 83% occupancy in 2012 and ended the year 79% occupied. In 2013, occupancy has averaged 83% with an increase to 100% as of June 30, 2013. The property is operating below breakeven through the first two quarters of 2013 as a result of the low occupancy in the early part of the year. Operating expenses are stable and below the investment general partner portfolio's state average, so a sustained increase in occupancy should result in the property generating positive cash flow. The recent high vacancy was due to a weak economy in the Downriver area of Michigan. Local seniors that own homes in the area have not been able to sell those properties due to depressed values and an ailing residential real estate market. These conditions still persist but marketing initiatives and concessions have increased occupancy. The operating general partner continues to work with the local housing authority to source tenants. However, the Battle Creek Housing Authority and the Calhoun County Housing Authority still award the majority of their available Section 8 vouchers to families and not seniors. The management company continues to offer concessions and is focused on online marketing efforts. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. The compliance period for this asset ended on December 31, 2006.

In January 2013, the operating general partner of Lakeview Meadows LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction was scheduled to close in December 2013. However, the transaction is not moving forward due to the Buyer's inability to obtain financing.

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

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of June 30, 2013. In 2012 a large amount of tenant receivables were written off as bad debt. Through the second quarter of 2013 tenant receivables are still high and in jeopardy of being written off as bad debt. To improve collections, management has pursued legal action with residents and set up structured payment plans for certain residents who are currently out of work.  To monitor the management collection process the investment general partner has requested monthly aged tenant receivables summaries.  The mortgage, insurance and taxes are all current at the property. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2013, the investment partnership approved an agreement to sell Lexington Park Spring to an entity affiliated with the operating general partner and the transaction was scheduled to close in May 2013. However, the closing date has been extended to August 31, 2013. The sales price for the property is $6,500,000, which includes the outstanding mortgage balance of approximately $4,569,972 and estimated cash proceeds to the investment partnership of $809,188. Of the estimated proceeds to be received by the investment partnership, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $786,688 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2013, the investment general partner transferred its interest in Marion Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $931,722 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $3,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $71,850 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $71,850 as of June 30, 2013.

In July 2013, the investment general partner transferred its interest in Edison Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,116,735 and cash proceeds to the investment partnership of $122,000. Of the total proceeds received, $8,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $108,625 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls and Procedures

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2013.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.