Form 10-Q
period 2013-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2013-11-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Critical Accounting Policies and Estimates 73

Item 3. Quantitative and Qualitative Disclosures About Market Risk 74

Item 4. Controls and Procedures 74

Part II Other Information 75

Item 1. Legal Proceedings 75

Item 1A. Risk Factors 75

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 75

Item 3. Defaults Upon Senior Securities 75

Item 4. Mine Safety Disclosures 75

Item 5. Other Information 75

Item 6. Exhibits 75

Signatures 76

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 1,147,366	$ 1,025,100
Other assets	2,200	258,725
	$ 1,149,566	$ 1,283,825

LIABILITIES
Accounts payable	$ 82,600	$ 44,400
Accounts payable affiliates (Note C)	18,809,762	20,357,970
Capital contributions payable (Note D)	169,974	169,974
	19,062,336	20,572,344
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,655,338 outstanding	(16,352,707)	(17,714,699)

General Partner	(1,560,063)	(1,573,820)
	(17,912,770)	(19,288,519)
	$ 1,149,566	$ 1,283,825

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 130,461	$ 101,496
Other assets	-	-
	$ 130,461	$ 101,496

LIABILITIES

Accounts payable	$ 5,000	$ 25,900
Accounts payable affiliates (Note C)	6,436,887	6,393,853
Capital contributions payable (Note D)	-	-
	6,441,887	6,419,753

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,171,729 outstanding	(5,913,474)	(5,920,237)

General Partner	(397,952)	(398,020)

	(6,311,426)	(6,318,257)
	$ 130,461	$ 101,496

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 211,909	$ 222,664
Other assets	-	-
	$ 211,909	$ 222,664
LIABILITIES

Accounts payable	$ 25,000	$ 5,000
Accounts payable affiliates (Note C)	1,794,606	2,034,503
Capital contributions payable (Note D)	-	-
	1,819,606	2,039,503

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding	(1,396,707)	(1,603,758)

General Partner	(210,990)	(213,081)
	(1,607,697)	(1,816,839)
	$ 211,909	$ 222,664

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 167,465	$ 150,502
Other assets	-	101,525
	$ 167,465	$ 252,027

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,009,534	1,067,392
Capital contributions payable (Note D)	-	-
	1,009,534	1,067,392

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,488,499 outstanding	(618,964)	(592,527)

General Partner	(223,105)	(222,838)
	(842,069)	(815,365)
	$ 167,465	$ 252,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 218,754	$ 182,782
Other assets	-	-
	$ 218,754	$ 182,782

LIABILITIES

Accounts payable	$ 25,000	$ 7,500
Accounts payable affiliates (Note C)	3,614,271	3,847,625
Capital contributions payable (Note D)	9,241	9,241
	3,648,512	3,864,366

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,971,795 outstanding	(3,144,330)	(3,393,638)

General Partner	(285,428)	(287,946)
	(3,429,758)	(3,681,584)
	$ 218,754	$ 182,782

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 418,777	$ 367,656
Other assets	2,200	157,200
	$ 420,977	$ 524,856

LIABILITIES

Accounts payable	$ 27,600	$ 6,000
Accounts payable affiliates (Note C)	5,954,464	7,014,597
Capital contributions payable (Note D)	160,733	160,733
	6,142,797	7,181,330

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,565,990 outstanding	(5,194,726)	(6,120,033)

General Partner	(527,094)	(536,441)
	(5,721,820)	(6,656,474)
	$ 420,977	$ 524,856

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 415	$ 335
Other income	2,789	2,431
	3,204	2,766

Share of income from Operating Partnerships(Note D)	1,562,183	144,450

Expenses

Professional fees	103,845	120,013
Partnership management fee, net (Note C)	2,803	121,047
General and administrative expenses	17,324	20,933
	123,972	261,993

NET INCOME(LOSS)	$ 1,441,415	$ (114,777)

Net income(loss) allocated to assignees	$ 1,427,001	$ (113,628)

Net income(loss) allocated to general partner	$ 14,414	$ (1,149)

Net income(loss) per BAC	$ .08	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2013	2012

Income
Interest income	$ 31	$ 79
Other income	-	677
	31	756

Share of income from Operating Partnerships(Note D)	77,472	41,944

Expenses

Professional fees	18,430	22,219
Partnership management fee, net (Note C)	17,602	5,502
General and administrative expenses	3,381	4,060
	39,413	31,781

NET INCOME(LOSS)	$ 38,090	$ 10,919

Net income(loss) allocated to assignees	$ 37,709	$ 10,810

Net income(loss) allocated to general partner	$ 381	$ 109

Net income(loss) per BAC	$ .01	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2013	2012

Income
Interest income	$ 60	$ 96
Other income	-	-
	60	96

Share of income from Operating Partnerships(Note D)	250,276	-

Expenses

Professional fees	14,375	17,579
Partnership management fee, net (Note C)	4,168	19,739
General and administrative expenses	3,070	3,652
	21,613	40,970

NET INCOME(LOSS)	$ 228,723	$ (40,874)

Net income(loss) allocated to assignees	$ 226,436	$ (40,465)

Net income(loss) allocated to general partner	$ 2,287	$ (409)

Net income(loss) per BAC	$ .09	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2013	2012

Income
Interest income	$ 33	$ 40
Other income	291	6
	324	46

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	14,775	19,108
Partnership management fee, net (Note C)	(7,156)	27,128
General and administrative expenses	2,965	3,479
	10,584	49,715

NET INCOME(LOSS)	$ (10,260)	$ (49,669)

Net income(loss) allocated to assignees	$ (10,157)	$ (49,172)

Net income(loss) allocated to general partner	$ (103)	$ (497)

Net income(loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2013	2012

Income
Interest income	$ 83	$ 36
Other income	1,188	36
	1,271	72

Share of income from Operating Partnerships(Note D)	298,310	17,292

Expenses

Professional fees	18,485	22,858
Partnership management fee, net (Note C)	(8,354)	23,387
General and administrative expenses	3,363	3,921
	13,494	50,166

NET INCOME(LOSS)	$ 286,087	$ (32,802)

Net income(loss) allocated to assignees	$ 283,226	$ (32,474)

Net income(loss) allocated to general partner	$ 2,861	$ (328)

Net income(loss) per BAC	$ .10	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2013	2012

Income
Interest income	$ 208	$ 84
Other income	1,310	1,712
	1,518	1,796

Share of income from Operating Partnerships(Note D)	936,125	85,214

Expenses

Professional fees	37,780	38,249
Partnership management fee, net (Note C)	(3,457)	45,291
General and administrative expenses	4,545	5,821
	38,868	89,361

NET INCOME(LOSS)	$ 898,775	$ (2,351)

Net income(loss) allocated to assignees	$ 889,787	$ (2,327)

Net income(loss) allocated to general partner	$ 8,988	$ (24)

Net income(loss) per BAC	$ .16	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 683	$ 743
Other income	32,321	22,390
	33,004	23,133

Share of income from Operating Partnerships(Note D)	1,647,844	300,450

Expenses

Professional fees	131,610	122,170
Partnership management fee, net (Note C)	130,736	289,464
General and administrative expenses	42,753	44,620
	305,099	456,254

NET INCOME(LOSS)	$ 1,375,749	$ (132,671)

Net income(loss) allocated to assignees	$ 1,361,992	$ (131,345)

Net income(loss) allocated to general partner	$ 13,757	$ (1,326)

Net income(loss) per BAC	$ .07	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2013	2012

Income
Interest income	$ 56	$ 175
Other income	-	677
	56	852

Share of income from Operating Partnerships(Note D)	77,472	197,944

Expenses

Professional fees	23,020	22,303
Partnership management fee, net (Note C)	39,445	38,001
General and administrative expenses	8,232	8,532
	70,697	68,836

NET INCOME(LOSS)	$ 6,831	$ 129,960

Net income(loss) allocated to assignees	$ 6,763	$ 128,660

Net income(loss) allocated to general partner	$ 68	$ 1,300

Net income(loss) per BAC	$ .00	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2013	2012

Income
Interest income	$ 112	$ 192
Other income	5,600	3,790
	5,712	3,982

Share of income from Operating Partnerships(Note D)	250,276	-

Expenses

Professional fees	18,660	17,642
Partnership management fee, net (Note C)	20,840	40,119
General and administrative expenses	7,346	7,638
	46,846	65,399

NET INCOME(LOSS)	$ 209,142	$ (61,417)

Net income(loss) allocated to assignees	$ 207,051	$ (60,803)

Net income(loss) allocated to general partner	$ 2,091	$ (614)

Net income(loss) per BAC	$ .09	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2013	2012

Income
Interest income	$ 85	$ 100
Other income	6,345	4,019
	6,430	4,119

Share of income from Operating Partnerships(Note D)	13,811	-

Expenses

Professional fees	19,410	20,468
Partnership management fee, net (Note C)	20,511	52,530
General and administrative expenses	7,024	7,326
	46,945	80,324

NET INCOME(LOSS)	$ (26,704)	$ (76,205)

Net income(loss) allocated to assignees	$ (26,437)	$ (75,443)

Net income(loss) allocated to general partner	$ (267)	$ (762)

Net income(loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2013	2012

Income
Interest income	$ 128	$ 85
Other income	1,188	36
	1,316	121

Share of income from Operating Partnerships(Note D)	298,310	17,292

Expenses

Professional fees	23,845	22,933
Partnership management fee, net (Note C)	15,426	49,123
General and administrative expenses	8,529	8,216
	47,800	80,272

NET INCOME(LOSS)	$ 251,826	$ (62,859)

Net income(loss) allocated to assignees	$ 249,308	$ (62,230)

Net income(loss) allocated to general partner	$ 2,518	$ (629)

Net income(loss) per BAC	$ .08	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2013	2012

Income
Interest income	$ 302	$ 191
Other income	19,188	13,868
	19,490	14,059

Share of income from Operating Partnerships(Note D)	1,007,975	85,214

Expenses

Professional fees	46,675	38,824
Partnership management fee, net (Note C)	34,514	109,691
General and administrative expenses	11,622	12,908
	92,811	161,423

NET INCOME(LOSS)	$ 934,654	$ (62,150)

Net income(loss) allocated to assignees	$ 925,307	$ (61,529)

Net income(loss) allocated to general partner	$ 9,347	$ (621)

Net income(loss) per BAC	$ .17	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(17,714,699)	$(1,573,820)	$(19,288,519)

Net income(loss)	1,361,992	13,757	1,375,749

Partners' capital (deficit), September 30, 2013	$(16,352,707)	$(1,560,063)	$(17,912,770)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2013	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2013	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2013	$(5,920,237)	$ (398,020)	$(6,318,257)

Net income(loss)	6,763	68	6,831

Partners' capital (deficit), September 30, 2013	$(5,913,474)	$ (397,952)	$(6,311,426)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2013	$ (1,603,758)	$ (213,081)	$ (1,816,839)

Net income(loss)	207,051	2,091	209,142

Partners' capital (deficit), September 30, 2013	$ (1,396,707)	$ (210,990)	$ (1,607,697)

Series 11
Partners' capital (deficit) April 1, 2013	$ (592,527)	$ (222,838)	$ (815,365)

Net income(loss)	(26,437)	(267)	(26,704)

Partners' capital (deficit), September 30, 2013	$ (618,964)	$ (223,105)	$ (842,069)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2013	$(3,393,638)	$ (287,946)	$(3,681,584)

Net income(loss)	249,308	2,518	251,826

Partners' capital (deficit), September 30, 2013	$(3,144,330)	$ (285,428)	$(3,429,758)

Series 14
Partners' capital (deficit) April 1, 2013	$(6,120,033)	$ (536,441)	$(6,656,474)

Net income(loss)	925,307	9,347	934,654

Partners' capital (deficit), September 30, 2013	$(5,194,726)	$ (527,094)	$(5,721,820)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 1,375,749	$ (132,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(1,647,844)	(300,450)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	38,200	56,750
Decrease in other assets	1,200	340,518
(Decrease) Increase in accounts payable affiliates	(1,548,208)	(493,286)

Net cash used in operating activities	(1,780,903)	(529,139)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,903,169	300,450

Net cash provided by investing activities	1,903,169	300,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122,266	(228,689)

Cash and cash equivalents, beginning	1,025,100	1,302,447

Cash and cash equivalents, ending	$ 1,147,366	$ 1,073,758

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 6,831	$ 129,960
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(77,472)	(197,944)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(20,900)	29,875
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	43,034	(303,690)

Net cash used in operating activities	(48,507)	(341,799)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	77,472	197,944

Net cash provided by investing activities	77,472	197,944

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,965	(143,855)

Cash and cash equivalents, beginning	101,496	316,051

Cash and cash equivalents, ending	$ 130,461	$ 172,196

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 209,142	$ (61,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(250,276)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	5,000
Decrease in other assets	-	339,418
(Decrease) Increase in accounts payable affiliates	(239,897)	(368,812)

Net cash used in operating activities	(261,031)	(85,811)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	250,276	-

Net cash provided by investing activities	250,276	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,755)	(85,811)

Cash and cash equivalents, beginning	222,664	250,847

Cash and cash equivalents, ending	$ 211,909	$ 165,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (26,704)	$ (76,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(13,811)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(57,858)	9,316

Net cash used in operating activities	(98,373)	(66,889)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	115,336	-

Net cash provided by investing activities	115,336	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,963	(66,889)

Cash and cash equivalents, beginning	150,502	205,808

Cash and cash equivalents, ending	$ 167,465	$ 138,919

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 251,826	$ (62,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(298,310)	(17,292)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	17,500	3,500
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(233,354)	64,538

Net cash used in operating activities	(262,338)	(12,113)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	298,310	17,292

Net cash provided by investing activities	298,310	17,292

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,972	5,179

Cash and cash equivalents, beginning	182,782	170,287

Cash and cash equivalents, ending	$ 218,754	$ 175,466

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 934,654	$ (62,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(1,007,975)	(85,214)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	21,600	18,375
Decrease in other assets	1,200	1,100
(Decrease) Increase in accounts payable affiliates	(1,060,133)	105,362

Net cash used in operating activities	(1,110,654)	(22,527)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,161,775	85,214

Net cash provided by investing activities	1,161,775	85,214

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,121	62,687

Cash and cash equivalents, beginning	367,656	359,454

Cash and cash equivalents, ending	$ 418,777	$ 422,141

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2013 1,036,100 BACs in Series 7, 4,171,729 BACs in Series 9, 2,421,225 BACs in Series 10, 2,488,499 BACs in Series 11, 2,971,795 BACs in Series 12, and 5,565,990 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2013 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013

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

Accounts payable affiliates at September 30, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	21,191	30,519
Series 10	19,815	23,094
Series 11	28,554	29,658
Series 12	25,010	31,910
Series 14	47,723	75,559

	$ 142,293	$ 190,740

The partnership management fee paid for the quarters ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	368,125
Series 10	213,831	415,000
Series 11	-	50,000
Series 12	286,387	-
Series 14	1,161,775	52,625

	$ 1,661,993	$ 885,750

The partnership management fee paid for the six months ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	368,125
Series 10	281,356	415,000
Series 11	115,335	50,000
Series 12	286,387	-
Series 14	1,161,775	52,625

	$ 1,844,853	$ 885,750

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2013, and 2012 the Partnership had limited partnership interests in 80 and 105 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2013 and 2012 by series is as follows:
	2013	2012
Series 7	-	-
Series 9	11	12
Series 10	9	15
Series 11	15	16
Series 12	16	22
Series 14	29	40

	80	105

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2013 and 2012 by series are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the six months ended September 30, 2013, the Partnership disposed of fourteen Operating Partnerships and a partial sale of one Operating Partnership. A summary of the disposition by Series for September 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	1	-	77,472	77,472
Series 10	4	1	250,276	250,276
Series 11	-	-	115,336	13,811
Series 12	5	-	298,310	298,310
Series 14	2	1	1,161,775	1,007,975
Total	12	2	$1,903,169	$1,647,844

* Partnership proceeds from disposition include $101,525 and $153,800 recorded as a receivable as of March 31, 2013, for Series 11 and Series 14.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2013.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2013	2012

Revenues
Rental	$ 8,117,768	$ 10,472,321
Interest and other	358,517	373,856
	8,476,285	10,846,177

Expenses
Interest	1,295,223	1,806,262
Depreciation and amortization	1,927,341	2,483,137
Operating expenses	6,026,819	7,641,326
	9,249,383	11,930,725

NET LOSS	$ (773,098)	$ (1,084,548)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (765,367)	$ (1,073,703)

Net loss allocated to other partners	$ (7,731)	$ (10,845)

*Amounts include $765,367 and $1,073,703 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2013

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

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2013	2012

Revenues
Rental	$ 1,153,196	$ 1,474,694
Interest and other	65,105	73,207
	1,218,301	1,547,901

Expenses
Interest	195,423	270,180
Depreciation and amortization	284,259	360,443
Operating expenses	798,015	1,132,971
	1,277,697	1,763,594

NET LOSS	$ (59,396)	$ (215,693)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (58,802)	$ (213,536)

Net loss allocated to other partners	$ (594)	$ (2,157)

*Amounts include $58,802 and $213,536 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2013	2012

Revenues
Rental	$ 976,792	$ 1,206,910
Interest and other	30,984	17,362
	1,007,776	1,224,272

Expenses
Interest	123,149	168,569
Depreciation and amortization	230,518	284,101
Operating expenses	773,969	939,589
	1,127,636	1,392,259

NET LOSS	$ (119,860)	$ (167,987)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (118,661)	$ (166,307)

Net loss allocated to other partners	$ (1,199)	$ (1,680)

*Amounts include $118,661 and $166,307 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2013	2012

Revenues
Rental	$ 1,647,045	$ 1,692,018
Interest and other	62,028	67,891
	1,709,073	1,759,909

Expenses
Interest	272,203	287,263
Depreciation and amortization	370,239	430,015
Operating expenses	1,176,975	1,198,269
	1,819,417	1,915,547

NET LOSS	$ (110,344)	$ (155,638)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (109,241)	$ (154,082)

Net loss allocated to other partners	$ (1,103)	$ (1,556)

*Amounts include $109,241 and $154,082 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2013	2012

Revenues
Rental	$ 1,470,844	$ 1,786,959
Interest and other	107,076	96,846
	1,577,920	1,883,805

Expenses
Interest	240,357	314,426
Depreciation and amortization	397,772	397,877
Operating expenses	1,065,250	1,275,195
	1,703,379	1,987,498

NET LOSS	$ (125,459)	$ (103,693)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (124,204)	$ (102,656)

Net loss allocated to other partners	$ (1,255)	$ (1,037)

*Amounts include $124,204 and $102,656 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2013	2012

Revenues
Rental	$ 2,869,891	$ 4,311,740
Interest and other	93,324	118,550
	2,963,215	4,430,290

Expenses
Interest	464,091	765,824
Depreciation and amortization	644,553	1,010,701
Operating expenses	2,212,610	3,095,302
	3,321,254	4,871,827

NET LOSS	$ (358,039)	$ (441,537)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (354,459)	$ (437,122)

Net loss allocated to other partners	$ (3,580)	$ (4,415)

*Amounts include $354,459 and $437,122 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013
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
September 30, 2013
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. As liquidation is not imminent, the Partnership will continue to report as a going concern.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2013 and 2012 in the amount of $32,321 and $22,390. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2013 were $142,293 and total partnership management fees accrued as of September 30, 2013 were $18,656,574. During the six months ended September 30, 2013, the Partnership paid $1,844,853 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2013, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2013, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended September 30, 2013, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2013 the Partnership had $1,147,366 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2013, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	11	130,461
10	24,288,997	2,428,925	08/24/90	9	211,909
11	24,735,002	2,489,599	12/27/90	15	167,465
12	29,710,003	2,972,795	04/30/91	16	218,754
14	55,728,997	5,574,290	01/27/92	29	418,777

	$186,398,017	18,679,738		80	$1,147,366

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2013 are $130,461, $211,909, $167,465, $209,513 and $258,044, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2013 and 2012 the Partnership held limited partnership interests in 80 and 105 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	21,191	3,589	17,602
Series 10	19,815	15,647	4,168
Series 11	28,554	35,710	(7,156)
Series 12	25,010	33,364	(8,354)
Series 14	47,723	51,180	(3,457)
	$ 142,293	$ 139,490	$ 2,803

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	43,034	3,589	39,445
Series 10	41,459	20,619	20,840
Series 11	57,477	36,966	20,511
Series 12	53,033	37,607	15,426
Series 14	101,642	67,128	34,514
	$ 296,645	$ 165,909	$ 130,736

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2013 and 2012.

(Series 9)

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2013 and 2012, Series 9 reflects loss from Operating Partnerships of $(59,396) and $(215,693), respectively, which includes depreciation and amortization of $284,259 and $360,443, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2012, the property continued to maintain strong occupancy and as of December 31, 2012 occupancy was 90%. Through the third quarter of 2013 occupancy was strong at 94%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

South Paris Heights Associates Limited Partnership (Hill Street Commons I) is a 25-unit, one-building apartment complex for elderly residents located in South Paris, Maine.  The property was 100% occupied as of September 30, 2013, but operated below breakeven through the third quarter due to high utility expenses and insufficient rental rates. To offset the high utility cost, the investment general partner suggested to management that they place limits on the thermostat controls in the individual units to reduce costs. Management had previously submitted a 2013 rent increase request to USDA-Rural Development. USDA Rural Development has recently requested supporting documentation for the application and the operating general partner has been working to gather this information. Should the rent increase be approved, the investment general partner anticipates that the property will operate above breakeven.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to South Paris Heights.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In September 2012, the investment general partner transferred its interest in Fawn River Apartment Company LDHA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,470,597 and cash proceeds to the investment partnership of $25,000.  Of the total proceeds received, $1,882 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $19,618 were returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment.  Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $19,618 as of September 30, 2012.  In the fourth quarter of 2013 an adjustment of $17,736 was made to reduce the reporting fee due to an affiliate recorded and increase the amount returned to cash reserves, which is recorded as a gain on the transfer.  The numbers disclosed above have been restated for the adjustment.

In July 2013, the investment general partner transferred its interest in Meadow Run LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $605,033 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $1,528 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $77,472 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $77,472 as of September 30, 2013.

(Series 10)

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2013 and 2012, Series 10 reflects net loss from Operating Partnerships of $(119,860) and $(167,987), respectively, which includes depreciation and amortization of $230,518 and $284,101, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven through the third quarter of 2013 with occupancy averaging 93%. Due to the age of the property, overall maintenance expenses remain high. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 while averaging 94% occupancy for the year. The property appears to be operating slightly above breakeven through the third quarter of 2013. Operating expenses have slightly decreased and 99% occupancy allowed for an increase in rental income. Operations are expected to continue to improve. The investment general partner intends to continue to monitor operations and pursue the management company for information in 2013. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

In July 2013, the investment general partner transferred its interest in Rosewood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,772 and cash proceeds to the investment partnership of $60,530. Of the total proceeds received, $8,408 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,122 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $47,122 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Ellaville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $738,026 and cash proceeds to the investment partnership of $105,000. Of the total proceeds received, $291 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $99,709 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $99,709 as of September 30, 2013.

In August 2013, the investment general partner sold its interest in Ackerman Housing, LP to and entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $398,000 and cash proceeds to the investment partnership of $72,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,000 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $67,000 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Lambert Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $903,163 and cash proceeds to the investment partnership of $27,095. Of the total proceeds received, $6,678 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,417 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $15,417 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Pinetree Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $918,609 and cash proceeds to the investment partnership of $27,558. Of the total proceeds received, $1,530 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,028 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $21,028 as of September 30, 2013.

(Series 11)

As of September 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2013 and 2012, Series 11 reflects net loss from Operating Partnerships of $(110,344) and $(155,638), respectively, which includes depreciation and amortization of $370,239 and $430,015, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition. The new operating general partner advanced funds for new carpet, vinyl and paint in the units. Average occupancy was 86% during 2012, and is 82% through the third quarter of 2013. The property operated above breakeven in 2012 by decreasing expenses. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner is requesting that its interest be transferred to a nonprofit entity that will have access to different funding sources. The transfer is currently being reviewed and due diligence is being performed on the nonprofit entity. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

In March 2013, the investment general partner transferred its interest in Church Hill Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $896,407 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $106,525 maturing on August 31, 2013. Of the amounts payable under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $101,525 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in May 2013; so a receivable in the amount of $101,525 was recorded as of March 31, 2013. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $101,525 as of March 31, 2013.

In April 2013, the investment general partner transferred 49.99% of its interest in RPI Limited Partnership #18 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,155,533 and cash proceeds to the investment partnership of $18,811. Of the proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,811 were returned to cash reserves held by Series 11. The remaining 50.01% investment limited partner interest in the Operating Partnership is scheduled to be transferred in April 2014 for anticipated cash proceeds of $190, which will be returned to the cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $13,811 as of June 30, 2013.

(Series 12)

As of September 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2013 and 2012, Series 12 reflects net loss from Operating Partnerships of $(125,459) and $(103,693), respectively, which includes depreciation and amortization of $397,772 and $397,877, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy averaged 88% in 2012 and has improved to 90% through the third quarter of 2013. Although operations are currently at breakeven, maintaining occupancy continues to be a challenge. Management states that it is difficult competing with the newer properties in the area. To remain competitive, Rural Development approved capital improvements in the amount of $22,222 in 2012. The improvements included new refrigerators, HVAC system upgrades, new windows, seal and striping for the parking lot, cane rails, and new flooring for select units during turnover. Management is marketing the property by posting fliers at various churches, stores, and community centers around the town. The mortgage, real estate tax, and insurance payments are current. The operating general partner continues to advance funds and accrue its affiliated property management fee to fund deficits, if necessary. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In July 2013, the investment general partner transferred its interest in Hamilton Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $536,431 and cash proceeds to the investment partnership of $57,747. Of the total proceeds received, $5,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,613 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $47,613 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Laurel Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $623,908 and cash proceeds to the investment partnership of $70,200. Of the total proceeds received, $2,139 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $63,061 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $63,061 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Carson Village, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $615,277 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $1,292 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $77,708 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $77,708 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Autumnwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $955,411 and cash proceeds to the investment partnership of $105,000. Of the total proceeds received, $1,995 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $98,005 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $98,005 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Woodcrest Manor to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $664,106 and cash proceeds to the investment partnership of $19,923. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,923 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $11,923 as of September 30, 2013.

(Series 14)

As of September 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2013 and 2012, Series 14 reflects net loss from Operating Partnerships of $(358,039) and $(441,537), respectively, which includes depreciation and amortization of $644,553 and $1,010,701, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brantwood Lane Limited Partnership (Brantwood Lane Apartments) is a 36-unit property located in Centreville, Alabama. The property was 94% occupied as of September 30, 2013. Through the third quarter of 2013, maintenance expenses stabilized, but the property continued to operate below breakeven for the year due to the additional RD-required repairs expensed in January 2013. The repairs were funded through a drawdown of the replacement reserve and a $54,000 loan from the operating general partner made in January 2013. All repairs have been completed to RD's satisfaction. Former site management was terminated following the discovery of the maintenance issues, and the current site staff has controlled expenses and maintained high occupancy. The mortgage, taxes, and insurance are current. The tax credit compliance period for the operating partnership ended on December 31, 2005. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In July 2012, the investment general partner transferred its interest in Cottonwood Apartments II, A LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $784,477 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $6,375 as of September 30, 2012.

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

In July 2012, the investment general partner transferred its interest in Colorado City Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,991 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

In July 2012, the investment general partner transferred its interest in Hughes Springs Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $746,096 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $6,375 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Central Valley Investment Group II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,704,343 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,125 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,375 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $20,375 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Lake Isabella Enterprises, a California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,877,844 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $2,973 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $18,527 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $18,527 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Nevada City Investment Group, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,334,807 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,813 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $16,687 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $16,687 as of September 30, 2012.

In November 2012, the investment general partner transferred its interest in Lonaconing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,403,464 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

In November 2012, the investment general partner transferred its interest in Titusville Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,760 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

In November 2012, the investment general partner transferred its interest in Wesley Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,232,687 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $6,500 as of December 31, 2012.

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

In December 2012, the investment general partner transferred its interest in Louis Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $615,555 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $4,300 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,100 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,100 as of December 31, 2012.

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

In December 2012, the investment general partner transferred its interest in South Fulton Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $629,627 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,400 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $7,400 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Washington Court Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,042,417 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $165,000 maturing on June 30, 2013. The maturity date of the Note has been extended to September 30, 2013. Of the amounts payable under the Note, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $153,800 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds were received in September 2013; so a receivable in the amount of $153,800 was recorded for Series 14 as of December 31, 2012, and a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $153,800 as of December 31, 2012.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy at the property declined significantly in 2012. It averaged 83% occupancy in 2012 and ended the year 79% occupied. In 2013, occupancy has averaged 82%, ending September, 2013, at 83%. The property is operating below breakeven through the first three quarters of 2013 as a result of the low occupancy. Operating expenses are stable and below the investment general partner's portfolio state average, so a sustained increase in occupancy should result in the property generating positive cash flow. The recent high vacancy was due to a weak economy in the Downriver area of Michigan. Local seniors that own homes in the area have not been able to sell those properties due to depressed values and an ailing residential real estate market. These conditions still persist but marketing initiatives and concessions have increased occupancy. The operating general partner continues to work with the local housing authority to source tenants. However, the Battle Creek Housing Authority and the Calhoun County Housing Authority still award the majority of their available Section 8 vouchers to families and not seniors. The management company continues to offer concessions and is focused on online marketing efforts. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. The compliance period for this asset ended on December 31, 2006.

In January 2013, the operating general partner of Lakeview Meadows LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction was scheduled to close in December 2013. However, the transaction is not moving forward due to the Buyer's inability to obtain financing.

In December 2009, the investment general partner transferred its interest in Amherst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,509,804 and cash proceeds to the investment limited partner of $50,000. Of the total proceeds received, $500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $39,500 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $39,500 as of December 31, 2009. Additional transfer proceeds in the amount of $50,000 was received and recorded as a gain on the transfer of the Operating Partnership as of December 31, 2012.

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of September 30, 2013. In 2012 a large amount of tenant receivables were written off as bad debt. Through the third quarter of 2013 tenant receivables are still high and in jeopardy of being written off as bad debt. To improve collections, management has pursued legal action with residents and set up structured payment plans for certain residents who are currently out of work.  To monitor the management collection process the investment general partner has requested monthly aged tenant receivables summaries.  The mortgage, insurance and taxes are all current at the property. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2013, the investment partnership approved an agreement to sell Lexington Park Spring to an entity affiliated with the operating general partner and the transaction closed in August 2013. The sales price for the property was $6,500,000, which includes the outstanding mortgage balance of approximately $4,689,822 and cash proceeds to the investment partnership of $850,000. Of the proceeds received by the investment partnership, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 wil be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $827,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $827,500 as of September 30, 2013.

In June 2013, the investment general partner transferred its interest in Marion Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $931,722 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $3,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $71,850 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $71,850 as of June 30, 2013.

In July 2013, the investment general partner transferred its interest in Edison Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,116,735 and cash proceeds to the investment partnership of $122,000. Of the total proceeds received, $8,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $108,625 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $108,625 as of September 30, 2013.

Off Balance Sheet Arrangements

None

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.