Form 10-Q
period 2013-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2014-02-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

or

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2013

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Critical Accounting Policies and Estimates 74

Item 3. Quantitative and Qualitative Disclosures About Market Risk 75

Item 4. Controls and Procedures 75

Part II Other Information 76

Item 1. Legal Proceedings 76

Item 1A. Risk Factors 76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 76

Item 3. Defaults Upon Senior Securities 76

Item 4. Mine Safety Disclosures 76

Item 5. Other Information 76

Item 6. Exhibits 76

Signatures 77

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 1,069,653	$ 1,025,100
Other assets	2,200	258,725
	$ 1,071,853	$ 1,283,825

LIABILITIES
Accounts payable	$ 65,100	$ 44,400
Accounts payable affiliates (Note C)	18,548,445	20,357,970
Capital contributions payable (Note D)	169,974	169,974
	18,783,519	20,572,344
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,631,538 and 18,655,338 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(16,153,614)	(17,714,699)

General Partner	(1,558,052)	(1,573,820)
	(17,711,666)	(19,288,519)
	$ 1,071,853	$ 1,283,825

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 and 1,036,100 outstanding as of December 31, 2013 and March 31, 2013.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 131,933	$ 101,496
Other assets	-	-
	$ 131,933	$ 101,496

LIABILITIES

Accounts payable	$ 10,000	$ 25,900
Accounts payable affiliates (Note C)	6,457,751	6,393,853
Capital contributions payable (Note D)	-	-
	6,467,751	6,419,753

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,164,929 and 4,171,729 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(5,937,622)	(5,920,237)

General Partner	(398,196)	(398,020)

	(6,335,818)	(6,318,257)
	$ 131,933	$ 101,496

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 152,128	$ 222,664
Other assets	-	-
	$ 152,128	$ 222,664
LIABILITIES

Accounts payable	$ 10,000	$ 5,000
Accounts payable affiliates (Note C)	1,773,596	2,034,503
Capital contributions payable (Note D)	-	-
	1,783,596	2,039,503

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of December 31, 2013 and March 31, 2013.	(1,420,241)	(1,603,758)

General Partner	(211,227)	(213,081)
	(1,631,468)	(1,816,839)
	$ 152,128	$ 222,664

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 160,214	$ 150,502
Other assets	-	101,525
	$ 160,214	$ 252,027

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,038,088	1,067,392
Capital contributions payable (Note D)	-	-
	1,038,088	1,067,392

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 and 2,488,499 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(654,411)	(592,527)

General Partner	(223,463)	(222,838)
	(877,874)	(815,365)
	$ 160,214	$ 252,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 231,083	$ 182,782
Other assets	-	-
	$ 231,083	$ 182,782

LIABILITIES

Accounts payable	$ 27,500	$ 7,500
Accounts payable affiliates (Note C)	3,284,319	3,847,625
Capital contributions payable (Note D)	9,241	9,241
	3,321,060	3,864,366

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,966,795 and 2,971,795 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,807,947)	(3,393,638)

General Partner	(282,030)	(287,946)
	(3,089,977)	(3,681,584)
	$ 231,083	$ 182,782

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 394,295	$ 367,656
Other assets	2,200	157,200
	$ 396,495	$ 524,856

LIABILITIES

Accounts payable	$ 17,600	$ 6,000
Accounts payable affiliates (Note C)	5,994,691	7,014,597
Capital contributions payable (Note D)	160,733	160,733
	6,173,024	7,181,330

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,555,990 and 5,565,990 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(5,248,887)	(6,120,033)

General Partner	(527,642)	(536,441)
	(5,776,529)	(6,656,474)
	$ 396,495	$ 524,856

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 318	$ 285
Other income	-	1,526
	318	1,811

Share of income from Operating Partnerships(Note D)	368,493	376,608

Expenses

Professional fees	5,950	1,621
Partnership management fee, net (Note C)	112,396	94,406
General and administrative expenses	49,359	42,701
	167,705	138,728

NET INCOME(LOSS)	$ 201,106	$ 239,691

Net income(loss) allocated to assignees	$ 199,095	$ 237,294

Net income(loss) allocated to general partner	$ 2,011	$ 2,397

Net income(loss) per BAC	$ .01	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2013	2012

Income
Interest income	$ 32	$ 44
Other income	-	5
	32	49

Share of income from Operating Partnerships(Note D)	3,900	-

Expenses

Professional fees	1,190	110
Partnership management fee, net (Note C)	17,864	21,283
General and administrative expenses	9,270	7,901
	28,324	29,294

NET INCOME(LOSS)	$ (24,392)	$ (29,245)

Net income(loss) allocated to assignees	$ (24,148)	$ (28,953)

Net income(loss) allocated to general partner	$ (244)	$ (292)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2013	2012

Income
Interest income	$ 52	$ 42
Other income	-	-
	52	42

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	1,190	379
Partnership management fee, net (Note C)	15,435	22,094
General and administrative expenses	7,196	6,933
	23,821	29,406

NET INCOME(LOSS)	$ (23,769)	$ (29,364)

Net income(loss) allocated to assignees	$ (23,531)	$ (29,070)

Net income(loss) allocated to general partner	$ (238)	$ (294)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2013	2012

Income
Interest income	$ 41	$ 37
Other income	-	-
	41	37

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	1,190	18
Partnership management fee, net (Note C)	27,554	17,577
General and administrative expenses	7,101	6,660
	35,845	24,255

NET INCOME(LOSS)	$ (35,804)	$ (24,218)

Net income(loss) allocated to assignees	$ (35,446)	$ (23,976)

Net income(loss) allocated to general partner	$ (358)	$ (242)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2013	2012

Income
Interest income	$ 91	$ 48
Other income	-	1,152
	91	1,200

Share of income from Operating Partnerships(Note D)	364,593	142,808

Expenses

Professional fees	1,190	278
Partnership management fee, net (Note C)	14,935	(2,073)
General and administrative expenses	8,779	8,177
	24,904	6,382

NET INCOME(LOSS)	$ 339,780	$ 137,626

Net income(loss) allocated to assignees	$ 336,382	$ 136,250

Net income(loss) allocated to general partner	$ 3,398	$ 1,376

Net income(loss) per BAC	$ .11	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2013	2012

Income
Interest income	$ 102	$ 114
Other income	-	369
	102	483

Share of income from Operating Partnerships(Note D)	-	233,800

Expenses

Professional fees	1,190	836
Partnership management fee, net (Note C)	36,608	35,525
General and administrative expenses	17,013	13,030
	54,811	49,391

NET INCOME(LOSS)	$ (54,709)	$ 184,892

Net income(loss) allocated to assignees	$ (54,162)	$ 183,043

Net income(loss) allocated to general partner	$ (547)	$ 1,849

Net income(loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 999	$ 1,029
Other income	32,321	23,916
	33,320	24,945

Share of income from Operating Partnerships(Note D)	2,016,337	677,058

Expenses

Professional fees	137,560	123,791
Partnership management fee, net (Note C)	243,132	383,870
General and administrative expenses	92,112	87,322
	472,804	594,983

NET INCOME(LOSS)	$ 1,576,853	$ 107,020

Net income(loss) allocated to assignees	$ 1,561,085	$ 105,950

Net income(loss) allocated to general partner	$ 15,768	$ 1,070

Net income(loss) per BAC	$ .08	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 9

	2013	2012

Income
Interest income	$ 87	$ 220
Other income	-	682
	87	902

Share of income from Operating Partnerships(Note D)	81,372	197,944

Expenses

Professional fees	24,210	22,413
Partnership management fee, net (Note C)	57,309	59,284
General and administrative expenses	17,501	16,433
	99,020	98,130

NET INCOME(LOSS)	$ (17,561)	$ 100,716

Net income(loss) allocated to assignees	$ (17,385)	$ 99,709

Net income(loss) allocated to general partner	$ (176)	$ 1,007

Net income(loss) per BAC	$ (.00)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 10

	2013	2012

Income
Interest income	$ 163	$ 235
Other income	5,600	3,790
	5,763	4,025

Share of income from Operating Partnerships(Note D)	250,276	-

Expenses

Professional fees	19,850	18,021
Partnership management fee, net (Note C)	36,275	62,213
General and administrative expenses	14,543	14,571
	70,668	94,805

NET INCOME(LOSS)	$ 185,371	$ (90,780)

Net income(loss) allocated to assignees	$ 183,517	$ (89,872)

Net income(loss) allocated to general partner	$ 1,854	$ (908)

Net income(loss) per BAC	$ .08	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 11

	2013	2012

Income
Interest income	$ 125	$ 137
Other income	6,345	4,019
	6,470	4,156

Share of income from Operating Partnerships(Note D)	13,811	-

Expenses

Professional fees	20,600	20,486
Partnership management fee, net (Note C)	48,065	70,107
General and administrative expenses	14,125	13,987
	82,790	104,580

NET INCOME(LOSS)	$ (62,509)	$(100,424)

Net income(loss) allocated to assignees	$ (61,884)	$ (99,420)

Net income(loss) allocated to general partner	$ (625)	$ (1,004)

Net income(loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 12

	2013	2012

Income
Interest income	$ 220	$ 132
Other income	1,188	1,188
	1,408	1,320

Share of income from Operating Partnerships(Note D)	662,903	160,100

Expenses

Professional fees	25,035	23,211
Partnership management fee, net (Note C)	30,361	47,050
General and administrative expenses	17,308	16,394
	72,704	86,655

NET INCOME(LOSS)	$ 591,607	$ 74,765

Net income(loss) allocated to assignees	$ 585,691	$ 74,017

Net income(loss) allocated to general partner	$ 5,916	$ 748

Net income(loss) per BAC	$ .20	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 14

	2013	2012

Income
Interest income	$ 404	$ 305
Other income	19,188	14,237
	19,592	14,542

Share of income from Operating Partnerships(Note D)	1,007,975	319,014

Expenses

Professional fees	47,865	39,660
Partnership management fee, net (Note C)	71,122	145,216
General and administrative expenses	28,635	25,937
	147,622	210,813

NET INCOME(LOSS)	$ 879,945	$ 122,743

Net income(loss) allocated to assignees	$ 871,146	$ 121,516

Net income(loss) allocated to general partner	$ 8,799	$ 1,227

Net income(loss) per BAC	$ .16	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(17,714,699)	$(1,573,820)	$(19,288,519)

Net income(loss)	1,561,085	15,768	1,576,853

Partners' capital (deficit), December 31, 2013	$(16,153,614)	$(1,558,052)	$(17,711,666)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2013	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2013	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2013	$(5,920,237)	$ (398,020)	$(6,318,257)

Net income(loss)	(17,385)	(176)	(17,561)

Partners' capital (deficit), December 31, 2013	$(5,937,622)	$ (398,196)	$(6,335,818)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2013	$ (1,603,758)	$ (213,081)	$ (1,816,839)

Net income(loss)	183,517	1,854	185,371

Partners' capital (deficit), December 31, 2013	$ (1,420,241)	$ (211,227)	$ (1,631,468)

Series 11
Partners' capital (deficit) April 1, 2013	$ (592,527)	$ (222,838)	$ (815,365)

Net income(loss)	(61,884)	(625)	(62,509)

Partners' capital (deficit), December 31, 2013	$ (654,411)	$ (223,463)	$ (877,874)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2013	$(3,393,638)	$ (287,946)	$(3,681,584)

Net income(loss)	585,691	5,916	591,607

Partners' capital (deficit), December 31, 2013	$(2,807,947)	$ (282,030)	$(3,089,977)

Series 14
Partners' capital (deficit) April 1, 2013	$(6,120,033)	$ (536,441)	$(6,656,474)

Net income(loss)	871,146	8,799	879,945

Partners' capital (deficit), December 31, 2013	$(5,248,887)	$ (527,642)	$(5,776,529)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 1,576,853	$ 107,020
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,016,337)	(677,058)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,700	46,200
Decrease (Increase) in other assets	1,200	185,518
(Decrease) Increase in accounts payable affiliates	(1,809,525)	(322,403)

Net cash (used in) provided by operating activities	(2,227,109)	(660,723)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,271,662	677,058

Net cash provided by investing activities	2,271,662	677,058

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,553	16,335

Cash and cash equivalents, beginning	1,025,100	1,302,447

Cash and cash equivalents, ending	$ 1,069,653	$ 1,318,782

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 9

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (17,561)	$ 100,716
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(81,372)	(197,944)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(15,900)	(2,100)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	63,898	(281,847)

Net cash (used in) provided by operating activities	(50,935)	(381,175)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	81,372	197,944

Net cash provided by investing activities	81,372	197,944

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,437	(183,231)

Cash and cash equivalents, beginning	101,496	316,051

Cash and cash equivalents, ending	$ 131,933	$ 132,820

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 10

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 185,371	$ (90,780)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(250,276)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	339,418
(Decrease) Increase in accounts payable affiliates	(260,907)	(345,718)

Net cash (used in) provided by operating activities	(320,812)	(97,080)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	250,276	-

Net cash provided by investing activities	250,276	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,536)	(97,080)

Cash and cash equivalents, beginning	222,664	250,847

Cash and cash equivalents, ending	$ 152,128	$ 153,767

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 11

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ (62,509)	$ (100,424)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,811)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(29,304)	38,974

Net cash (used in) provided by operating activities	(105,624)	(61,450)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	115,336	-

Net cash provided by investing activities	115,336	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,712	(61,450)

Cash and cash equivalents, beginning	150,502	205,808

Cash and cash equivalents, ending	$ 160,214	$ 144,358

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 12

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 591,607	$ 74,765
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(662,903)	(160,100)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	11,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(563,306)	95,012

Net cash (used in) provided by operating activities	(614,602)	20,677

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	662,903	160,100

Net cash provided by investing activities	662,903	160,100

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,301	180,777

Cash and cash equivalents, beginning	182,782	170,287

Cash and cash equivalents, ending	$ 231,083	$ 351,064

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 14

	2013	2012
Cash flows from operating activities:

Net Income(loss)	$ 879,945	$ 122,743
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,007,975)	(319,014)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,600	37,300
Decrease (Increase) in other assets	1,200	(153,900)
(Decrease) Increase in accounts payable affiliates	(1,019,906)	171,176

Net cash (used in) provided by operating activities	(1,135,136)	(141,695)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,161,775	319,014

Net cash provided by investing activities	1,161,775	319,014

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,639	177,319

Cash and cash equivalents, beginning	367,656	359,454

Cash and cash equivalents, ending	$ 394,295	$ 536,773

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2013 1,036,100 BACs in Series 7, 4,164,929 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,966,795 BACs in Series 12, and 5,555,990 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2013 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013

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

Accounts payable affiliates at December 31, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	20,864	21,843
Series 10	15,435	23,094
Series 11	28,554	29,658
Series 12	21,096	30,474
Series 14	40,227	65,814

	$ 126,176	$ 170,883

The partnership management fee paid for the quarters ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	-
Series 10	36,445	-
Series 11	-	-
Series 12	351,048	-
Series 14	-	-

	$ 387,493	$ -

The partnership management fee paid for the nine months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	368,125
Series 10	317,801	415,000
Series 11	115,335	50,000
Series 12	637,435	-
Series 14	1,161,775	52,625

	$ 2,232,346	$ 885,750

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2013, and 2012 the Partnership had limited partnership interests in 76 and 96 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2013 and 2012 by series is as follows:
	2013	2012
Series 7	-	-
Series 9	10	12
Series 10	9	15
Series 11	15	16
Series 12	13	21
Series 14	29	32

	76	96

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2013 and 2012 by series are as follows:
	2013	2012
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the nine months ended December 31, 2013, the Partnership disposed of eighteen Operating Partnerships and a partial sale of one Operating Partnership. A summary of the disposition by Series for December 31, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	2	-	81,372	81,372
Series 10	4	1	250,276	250,276
Series 11	-	-	115,336	13,811
Series 12	6	2	662,903	662,903
Series 14	2	1	1,161,775	1,007,975
Total	14	4	$2,271,662	$2,016,337

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2013.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

(Unaudited)

	2013	2012

Revenues
Rental	$ 11,553,191	$ 14,855,559
Interest and other	465,948	608,475
	12,019,139	15,464,034

Expenses
Interest	1,790,543	2,495,698
Depreciation and amortization	2,762,312	3,555,057
Operating expenses	8,469,936	10,813,834
	13,022,791	16,864,589

NET LOSS	$ (1,003,652)	$ (1,400,555)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (993,616)	$ (1,386,550)

Net loss allocated to other partners	$ (10,036)	$ (14,005)

*Amounts include $993,616 and $1,386,550 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2013

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

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 9

	2013	2012

Revenues
Rental	$ 1,665,928	$ 2,056,029
Interest and other	81,652	112,331
	1,747,580	2,168,360

Expenses
Interest	269,442	365,161
Depreciation and amortization	412,758	509,091
Operating expenses	1,143,169	1,549,721
	1,825,369	2,423,973

NET LOSS	$ (77,789)	$ (255,613)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (77,011)	$ (253,057)

Net loss allocated to other partners	$ (778)	$ (2,556)

*Amounts include $77,011 and $253,057 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 10
	2013	2012

Revenues
Rental	$ 1,379,493	$ 1,785,869
Interest and other	36,813	27,252
	1,416,306	1,813,121

Expenses
Interest	173,590	247,904
Depreciation and amortization	327,030	427,859
Operating expenses	1,068,133	1,383,243
	1,568,753	2,059,006

NET LOSS	$ (152,447)	$ (245,885)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (150,923)	$ (243,426)

Net loss allocated to other partners	$ (1,524)	$ (2,459)

*Amounts include $150,923 and $243,426 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 11

	2013	2012

Revenues
Rental	$ 2,446,817	$ 2,564,634
Interest and other	90,099	101,593
	2,536,916	2,666,227

Expenses
Interest	381,945	421,250
Depreciation and amortization	569,016	658,613
Operating expenses	1,756,080	1,843,291
	2,707,041	2,923,154

NET LOSS	$ (170,125)	$ (256,927)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (168,424)	$ (254,358)

Net loss allocated to other partners	$ (1,701)	$ (2,569)

*Amounts include $168,424 and $254,358 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 12
	2013	2012

Revenues
Rental	$ 1,956,870	$ 2,574,191
Interest and other	141,101	198,699
	2,097,971	2,772,890

Expenses
Interest	321,686	447,335
Depreciation and amortization	506,306	593,937
Operating expenses	1,436,873	1,845,919
	2,264,865	2,887,191

NET LOSS	$ (166,894)	$ (114,301)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (165,225)	$ (113,158)

Net loss allocated to other partners	$ (1,669)	$ (1,143)

*Amounts include $165,225 and $113,158 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 14
	2013	2012

Revenues
Rental	$ 4,104,083	$ 5,874,836
Interest and other	116,283	168,600
	4,220,366	6,043,436

Expenses
Interest	643,880	1,014,048
Depreciation and amortization	947,202	1,365,557
Operating expenses	3,065,681	4,191,660
	4,656,763	6,571,265

NET LOSS	$ (436,397)	$ (527,829)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (432,033)	$ (522,551)

Net loss allocated to other partners	$ (4,364)	$ (5,278)

*Amounts include $432,033 and $522,551 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.  Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2013 and 2012 in the amount of $32,321 and $23,916. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2013 were $126,176 and total partnership management fees accrued as of December 31, 2013 were $18,395,257. During the nine months ended December 31, 2013, the Partnership paid $2,232,346 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2013, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended December 31, 2013, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended December 31, 2013, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2013 the Partnership had $1,069,653 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31, 2013, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	10	131,933
10	24,288,997	2,428,925	08/24/90	9	152,128
11	24,735,002	2,489,599	12/27/90	15	160,214
12	29,710,003	2,972,795	04/30/91	13	231,083
14	55,728,997	5,574,290	01/27/92	29	394,295

	$186,398,017	18,679,738		76	$1,069,653

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2013 are $131,933, $152,128, $160,214, $221,842 and $233,562, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2013 and 2012 the Partnership held limited partnership interests in 76 and 96 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	20,864	3,000	17,864
Series 10	15,435	-	15,435
Series 11	28,554	1,000	27,554
Series 12	21,096	6,161	14,935
Series 14	40,227	3,619	36,608
	$ 126,176	$ 13,780	$ 112,396

	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	63,898	6,589	57,309
Series 10	56,894	20,619	36,275
Series 11	86,031	37,966	48,065
Series 12	74,129	43,768	30,361
Series 14	141,869	70,747	71,122
	$ 422,821	$ 179,689	$ 243,132

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2013 and 2012.

(Series 9)

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2013 and 2012, Series 9 reflects loss from Operating Partnerships of $(77,789) and $(255,613), respectively, which includes depreciation and amortization of $412,758 and $509,091, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2012, the property continued to maintain strong occupancy and as of December 31, 2012 occupancy was 90%. Through the fourth quarter of 2013 occupancy was strong at 97%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In December 2013, the investment general partner transferred its interest in South Paris Heights Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,374,451 and cash proceeds to the investment partnership of $11,900. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $3,900 as of December 31, 2013.

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

(Series 10)

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2013 and 2012, Series 10 reflects net loss from Operating Partnerships of $(152,447) and $(245,885), respectively, which includes depreciation and amortization of $327,030 and $427,859, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven through the fourth quarter of 2013 with occupancy averaging 90%. Although lower than 2012, expenses continue to impact the property's ability to generate cash and operate above breakeven. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 while averaging 94% occupancy for the year. The property is operating above breakeven through the third quarter of 2013. Operating expenses have slightly decreased from 2012 to 2013. Occupancy is averaging 99% for 2013. Operations are expected to continue to improve. The investment limited partner has repeatedly requested, but not yet received, the financials for the fourth quarter of 2013. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

(Series 11)

As of December 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2013 and 2012, Series 11 reflects net loss from Operating Partnerships of $(170,125) and $(256,927), respectively, which includes depreciation and amortization of $569,016 and $658,613, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition and has consistently struggled to maintain strong occupancy. The property closed 2013 at 70% occupied. The property operated above breakeven in 2012 by decreasing expenses. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner requested that its interest be transferred. At the close of the fourth quarter, the investment general partner was reviewing a potential general partner interest transfer. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

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

(Series 12)

As of December 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2013 and 2012, Series 12 reflects net loss from Operating Partnerships of $(166,894) and $(114,301), respectively, which includes depreciation and amortization of $506,306 and $593,937, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy decreased in the fourth quarter, averaging 89% as of December 31, 2013. Although operations are currently at breakeven, maintaining occupancy continues to be a challenge. Management states that it is difficult competing with the newer properties in the area. They are marketing the property by posting fliers at various churches, stores, and community centers around the town. The mortgage, real estate tax, and insurance payments are current. The operating general partner continues to advance funds and accrue its affiliated property management fee to fund deficits, if necessary. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In December 2013, the investment general partner transferred its interest in Ridgeway Court III, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $958,666 and cash proceeds to the investment partnership of $28,968. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,468 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $25,468 as of December 31, 2013.

In August 2013 the operating general partner of Prairie West Apartments III, LP entered into an agreement to sell the property to a non-affiliated entity of the operating general partner and the transaction closed on November 20, 2013. The sales price of the property was $1,000,000, which included the outstanding mortgage balance of approximately $620,000 and cash proceeds to the investment partnership of $200,000. Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $193,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $193,500 as of December 31, 2013.

In August 2013, the operating general partner of Crescent City Investment Group entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on November 20, 2013. The sales price of the property was $2,142,816, which included the outstanding mortgage balance of approximately $1,990,816 and cash proceeds to the investment partnership of $152,000. Of the total proceeds received by the investment partnership, $1,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $145,625 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $145,625 as of December 31, 2013.

(Series 14)

As of December 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2013 and 2012, Series 14 reflects net loss from Operating Partnerships of $(436,397) and $(527,829), respectively, which includes depreciation and amortization of $947,202 and $1,365,557, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brantwood Lane Limited Partnership (Brantwood Lane Apartments) is a 36-unit property located in Centreville, Alabama. The property was 97% occupied as of December 31, 2013. Since February 2013, the property has operated above breakeven with high average occupancy. However, the property operated below breakeven for the year due to a large amount of RD required repairs which were expensed in January 2013. Mortgage, taxes, and insurance are current. The tax credit compliance period for the operating partnership ended on December 31, 2005. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Lakeview Meadows LDHA L.P./TLB (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy at the property declined significantly in 2012. It averaged 83% for the year and ended 2012 79% occupied. In 2013, occupancy averaged 84%, ending December at 89%. The property operated below breakeven in 2013 as a result of the low occupancy. Operating expenses are stable and below the investment general partner's portfolio state average, so a sustained increase in occupancy should result in the property generating positive cash flow. The high vacancy is due to a weak economy in the Downriver area of Michigan. Local seniors that own homes in the area have not been able to sell those properties due to depressed values and an ailing residential real estate market. These conditions still persist but marketing initiatives and concessions increased occupancy slightly in 2013. The operating general partner continues to work with the local housing authority to source tenants. However, the Battle Creek Housing Authority and the Calhoun County Housing Authority still award the majority of their available Section 8 vouchers to families and not seniors. The management company continues to offer concessions and is focused on online marketing efforts. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. The compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

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

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of December 31, 2013. In 2012 approximately $42,000 of tenant receivables were written off as bad debt. Through the fourth quarter of 2013 tenant receivables are still high there will likely need to be another significant write down. Assuming the accounts receivable balance is written off in 2013, the property will operate below breakeven for the year. To improve collections, management has pursued legal action with residents and set up structured payment plans for certain residents who are currently out of work.  To monitor the management collection process the investment general partner has requested monthly aged tenant receivables summaries.  The mortgage, insurance and taxes are all current at the property. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.