Form 10-K
period 2014-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2014-06-20
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014 or

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

FOR THE YEAR ENDED MARCH 31, 2014

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

As of March 31, 2014, the Partnership had invested in a total of 76 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 10 Operating Partnerships on behalf of Series 9, 9 Operating Partnerships on behalf of Series 10, 15 Operating Partnerships on behalf of Series 11, 13 Operating Partnerships on behalf of Series 12, and 29 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Partnership has acquired a limited partnership interest in each of the 76 Operating Partnerships in 6 series identified in the table set forth below. In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2014

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Fountain Green Apartments	Crestview, FL	24	$657,986	6/90	5/90	100%	$164,534

Garden Lake Apartments	Immokalee, FL	65	2,044,115	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	408,642	6/90	6/90	100%	383,100

Grifton Manor Apts.	Grifton, NC	40	1,107,514	9/93	2/94	100%	261,645

Kristin Park Apartments	Las Vegas, NV	44	1,291,484	3/90	6/90	100%	313,200

Longmeadow Apartments	Skowhegan, ME	28	1,376,435	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,369,625	5/90	3/90	100%	321,908

Pine Ridge Place	Polkton, NC	16	579,589	1/94	12/93	100%	114,730

Quail Hollow II	Raleigh, NC	36	2,225,257	7/90	9/90	100%	313,521

Village Oaks Apartments II	Live Oak, FL	24	676,296	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Athens Park Apartments	Athens, AL	48	$1,246,199	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	683,527	8/89	11/90	100%	168,234

Candlewick Place	Monroeville, AL	40	1,156,660	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	716,423	5/93	5/93	100%	180,800

Maidu Village	Roseville, CA	81	978,725	3/91	12/91	100%	470,000

Meadowbrook Lane Apartments	Americus, GA	50	1,363,521	9/90	3/90	100%	336,264

Stratford Square Apartments	Brundidge, AL	24	701,705	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,363,309	11/92	3/93	100%	246,230

Woodside Apartments	Lisbon, ME	28	1,379,622	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Buckeye Senior Apartments	Buckeye, AZ	41	$1,241,413	12/90	8/90	100%	$311,480

Cambridge Manor Apartments	Macon, MS	47	1,468,276	5/93	4/93	100%	356,356

Elmwood Manor Apartments	Eutaw, AL	47	1,511,396	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	906,577	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	853,542	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,278,314	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	863,520	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Lakewood Village Apartments	Lake Providence, LA	32	$892,274	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	978,725	3/91	12/91	100%	530,000

Oatka Meadows	Warsaw, NY	24	853,462	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,145,633	12/90	12/90	100%	522,999

South Fork Heights	South Fork, CO	48	1,339,846	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	727,706	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	891,748	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,247,303	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Bowman Village Apartments	Bowman, GA	24	$620,840	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,038,772	4/91	4/91	100%	323,941

Fox Run Apartments	Jesup, GA	24	420,531	12/91	7/92	100%	150,033

Hunters Park Apartments	Tarboro, NC	40	1,311,498	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,278,314	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	852,607	3/91	4/91	100%	186,780

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Melville Plaza Apartments	Melville, LA	32	$827,609	7/91	10/91	100%	$178,564

Oakleigh Apartments	Abbeville, LA	32	848,474	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	825,304	8/91	1/92	100%	180,819

Rockmoor Apartments	Banner Elk, NC	12	523,186	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	672,085	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	483,968	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	494,848	3/91	3/91	100%	96,868

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Ada Village Apts.	Ada, OK	44	$884,458	1/93	11/93	100%	$158,976

Blanchard Senior Apts. II	Blanchard, LA	24	553,590	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	192,159	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,065,980	7/91	9/91	100%	237,873

The Bridge Building	New York, NY	15	-	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	673,745	7/91	11/90	100%	160,600

Cedar View Apartments	Brinkley, AR	32	1,170,811	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,310,732	10/91	1/92	100%	326,310

Davis Village Apts.	Davis, OK	44	1,012,339	1/93	9/93	100%	180,452

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Devenwood Apartments	Ridgeland, SC	24	$805,839	7/92	1/93	100%	$186,000

Duncan Village Apts.	Duncan, OK	48	946,748	1/93	11/93	100%	172,005

Fairground Place Apts.	Bedford, KY	19	648,390	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	861,884	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,341,810	1/92	6/91	100%	226,000

Greenleaf Apartments	Bowdoinham, ME	21	1,049,980	11/91	8/92	100%	295,085

Hessmer Village Apartments	Hessmer, LA	32	842,009	12/91	4/92	100%	186,503

Kingfisher Village Apts.	Kingfisher, OK	8	122,780	1/93	12/93	100%	24,365

Lakeview Meadows	Battle Creek, MI	53	1,247,950	1/92	6/92	100%	1,018,808

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Lexington Village Apts.	Lexington, OK	8	$180,498	1/93	11/93	100%	$32,178

Maidu Village	Roseville, CA	81	978,725	1/92	12/91	100%	1,096,199

Maysville Village Apts.	Maysville, OK	8	187,373	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,058,886	12/91	12/91	100%	432,320

Newellton Place Apartments	Newellton, LA	32	830,064	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,377,263	8/91	2/92	100%	285,371

Pineridge Elderly	Walnut Cove, NC	24	866,424	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	94,825	1/93	3/93	100%	21,373

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Snow Hill Ridge Apartments	Raleigh, NC	32	$1,011,354	10/91	12/91	100%	$307,524

Victoria Place	Victoria, VA	39	1,171,824	1/92	6/92	100%	287,736

Wynnewood Village Apts.	Wynnewood, OK	16	386,022	1/93	11/93	100%	67,443

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Partnership is classified as a limited partnership and has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2014, the Partnership has 10,535 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 7 consists of 739 investors holding 1,036,100 BACs, Series 9 consists of 1,996 investors holding 4,178,029 BACs, Series 10 consists of 1,490 investors holding 2,428,925 BACs, Series 11 consists of 1,256 investors holding 2,489,599 BACs, Series 12 consists of 1,778 investors holding 2,972,795 BACs, and Series 14 consists of 3,276 investors holding 5,574,290 BACs at March 31, 2014.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2014.

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

During the year ended March 31, 2014, the Partnership made a return of equity distribution to the Series 14 BAC holders in the amount of $198,635. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Liquidity

The Partnership's primary source of funds was the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2014 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2014 the Partnership accrued $542,737 and paid $2,257,814 in annual partnership management fees. As of March 31, 2014 the accrued partnership management fees totaled $18,489,705. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2014, represented $0 in working capital.

(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, 45 of the properties had been disposed of and 10 remain. Cash and Cash Equivalents for Series 9 at March 31, 2014, represented $120,474 in working capital.

(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, 36 of the properties had been disposed of and 9 remain. Cash and Cash Equivalents for Series 10 at March 31, 2014, represented $146,318 in working capital.

(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2014, 25 of the properties had been disposed of and 15 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2014, represented $156,017 in working capital.

(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2014, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2014, 40 of the properties had been disposed of and 13 remain. The Partnership has completed payment of all installments of its capital contributions to 12 of the 13 remaining Operating Partnerships. At March 31, 2014, working capital of $287,971 consists of cash and cash equivalents less capital contributions payable.

(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2014, the Partnership did not use any of Series 14's net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2014 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2014, 72 of the properties had been disposed of and 29 remain. The Partnership has completed payment of all installments of its capital contributions to 19 of the remaining 29 Operating Partnerships. At March 31, 2014, working capital of $215,236 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2014 and 2013 was $350,343 and $512,179, respectively. The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7). The series had a total of 0 properties at March 31, 2014 and 2013.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $0 and $0, respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 7 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 7 was $0 and $0, respectively.

(Series 9). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 10 properties as of March 31, 2014, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $1,001,959 and $3,684,623, respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2014 and 2013, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 9 was $(37,650) and $77,368, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2013, the property continued to maintain strong occupancy and as of December 31, 2013 occupancy was 90%. As of March 31, 2014, occupancy was 90%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and all payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

(Series 10). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2014, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $1,759,955 and $(470,926), respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2014 and 2013, the Investments in Operating Partnerships for Series 10 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 10 was $174,126 and $(49,977), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven as of March 31, 2014 with occupancy averaging 89%. High vacancy loss and expenses continue to impact the property’s ability to generate cash and operate above breakeven. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 and 2013, while maintaining strong occupancy of 94% and 99%, respectively. Insufficient rents and high expenses, particularly utilities and maintenance, have caused the property to operate with a deficit. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property’s operations. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

(Series 11). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2014, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $381,469 and $(503,689), respectively, in passive tax income

(losses) that were passed through to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 11 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 11 was $(95,260) and $(22,413), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition and has consistently struggled to maintain strong occupancy. The property closed 2013 at 70% occupied. The property operated above breakeven in 2013 despite elevated operating expense levels. First quarter 2014 reporting has been requested from the new management agent but has not been received. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner feels it has exhausted all potential options for financing and has been unsuccessful in securing additional funds. Consequently, the operating general partner requested that its interest be transferred. At the close of the first quarter 2014, the investment general partner approved a general partner interest and management agent transfer. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

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

In April 2013, the investment general partner transferred 49.99% of its interest in RPI Limited Partnership #18 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,155,533 and cash proceeds to the investment partnership of $18,811. Of the proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,811 were returned to cash reserves held by Series 11. The remaining 50.01% investment limited partner interest in the Operating Partnership transferred in April 2014 for cash proceeds of $190, which will be returned to the cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $13,811 as of June 30, 2013.

(Series 12). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at March 31, 2014, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $3,130,051 and $1,361,342, respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2014 and 2013, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 12 was $693,634 and $49,560, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy ended 2013 at 87% occupied with an annual average occupancy of 90% and below breakeven operations. The property continues to operate below breakeven as of March 31, 2014 with occupancy averaging 93%. Management states that they are competing with the newer properties in the area. They are marketing the property by posting fliers at various churches, stores, and community centers around the town. The mortgage, real estate tax, and insurance payments are current. The operating general partner funds deficits by foregoing required reserve deposits and continues to advance funds and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In December 2013, the investment general partner transferred its interest in Ridgeway Court III, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $958,666 and cash proceeds to the investment partnership of $28,968. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,468 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $25,468 as of December 31, 2013.

In August 2013 the operating general partner of Prairie West Apartments III, LP entered into an agreement to sell the property to a non-affiliated entity of the operating general partner and the transaction closed on November 20, 2013. The sales price of the property was $1,000,000, which included the outstanding mortgage balance of approximately $620,000 and cash proceeds to the investment partnership of $200,000. Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $193,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $193,500 as of December 31, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $121,531, which were returned to the cash reserves held by Series 12.

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

Jessup Limited Partnership (Fox Run Apartments) is a 24-unit family property located in Jessup, Georgia. In 2013, the property operated below breakeven due to low occupancy, averaging 83% for the year combined with high operating expenses. First quarter 2014 occupancy has been requested from management but not received. Management has reported difficulties in finding residents who could afford the rents, as only 17 of the 24 units receive rental assistance. The general partner funds deficits by accruing affiliated management fees and through cash advances. The mortgage, taxes and insurance payments are all current. The 15-year low income housing tax credit compliance period expired on December 31, 2006.

(Series 14). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 29 properties at March 31, 2014, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $1,425,630 and $5,794,854, respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2014 and 2013, the Investments in Operating Partnerships for Series 14 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 14 was $1,030,027 and $66,696, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

Lakeview Meadows LDHA L.P./TLB (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy has been an ongoing issue at the property for the last several years. It averaged 83% in 2012 and 84% in 2013. In the first quarter of 2014 occupancy averaged 89%. The property operated below breakeven in 2013 and during the first quarter of 2014 as a result of the low occupancy. Operating expenses are stable and below the investment general partner’s portfolio state average, so a sustained increase in occupancy should result in the property generating positive cash flow. The high vacancy is due to a weak economy in the Downriver area of Michigan. Local seniors that own homes in the area have not been able to sell those properties due to depressed values and an ailing residential real estate market. The operating general partner continues to work with the local housing authority to source tenants. However, the Battle Creek Housing Authority and the Calhoun County Housing Authority still award the majority of their available Section 8 vouchers to families and not seniors. The management company continues to offer concessions and is focused on online marketing efforts. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. The compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

In January 2013, the operating general partner of Lakeview Meadows LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction was scheduled to close in December 2013. However, the transaction is not moving forward due to the buyer’s inability to obtain financing.

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

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of March 31, 2014 and operated above breakeven. Though the property also operated above breakeven in 2013 on an accrual basis, it operated at a cash deficit after accounting for the growth in tenant receivables. This trend continued through the first quarter of 2014. To improve collections, management has pursued legal action with residents and set up structured payment plans for certain residents who are currently out of work.  The investment general partner has requested monthly aged tenant receivables summaries in order to monitor the management company’s collection efforts.  The mortgage, insurance and taxes are all current at the property. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2013, the investment partnership approved an agreement to sell Lexington Park Spring to an entity affiliated with the operating general partner and the transaction closed in August 2013. The sales price for the property was $6,500,000, which includes the outstanding mortgage balance of approximately $4,689,822 and cash proceeds to the investment partnership of $850,000. Of the proceeds received by the investment partnership, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $827,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $827,500 as of September 30, 2013. In February 2014, additional proceeds of $193,716 were received and returned to the cash reserves held by Series 14.

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

Blanchard Senior Apartments, A Limited Partnership (Blanchard Senior Apartments) is a 12-unit elderly property in Shreveport, LA. Through the first quarter of 2014, property operations were below breakeven due to increased operating expenses. Maintenance expenses increased due to one-time costs such as tree removal, central air conditioning replacements, and repairs to damaged siding. Occupancy has been strong as the property was near full occupancy as of March 31st. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The operating general partner has stated that any deficits would be funded by deferring the management fee due to the related party management company and, if necessary, they would advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period expired in 2005 with respect to Blanchard Senior Partnership.

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

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2014. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

	(c)	Changes in Internal Controls

There were no changes in the Partnership management’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

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

John P. Manning, age 65, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 52, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 67, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 50, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2014 fiscal year:

1.    An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2014 was $542,737. The annual partnership management fee paid during the year ended March 31, 2014 was $2,257,814. Accrued fees are payable without interest as sufficient funds become available.

2.    The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $66,727 for amounts charged to operations during the year ended March 31, 2014. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3.    The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2014, $0 were paid to an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2014, 18,679,738 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1. Everest Housing

    199 South Los Robles Ave., Suite 200

    Pasadena, CA 91101

Series	% of BACs held
Series 12	8.94%
Series 14	7.21%

2. Summit Venture

    P.O. Box 47638

    Phoenix, AZ 85068

Series	% of BACs held
Series 9	9.36%
Series 10	5.16%
Series 11	14.00%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.

(c)	Changes in control.

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

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2014.

(b)	Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services Fees paid to the Partnership’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$19,070	$15,120	$15,520	$18,870	$35,770

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	6,330	5,920	5,920	7,355	12,070

All Other Fees	-	-	-	-	-	-

Total	$-	$25,400	$21,040	$21,440	$26,225	$47,840

Fees paid to the Partnership’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$16,919	$13,879	$13,879	$16,539	$27,179

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	7,370	5,770	5,770	7,370	12,970

All Other Fees	-	-	-	-	-	-

Total	$-	$24,289	$19,649	$19,649	$23,909	$40,149

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2014 and 2013

Statement of Operations, Years ended March 31, 2014, and 2013

Statements of Changes in Partners' Capital, Years ended March 31, 2014, and 2013

Statements of Cash Flows, Years ended March 31, 2014, and 2013

Notes to Financial Statements, March 31, 2014, and 2013

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
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101
The following materials from the Boston Capital Tax Credit Fund II, L.P. Annual Report on Form 10-K for the period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited
Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:
June 20, 2014	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.
John P. Manning

June 20, 2014	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.
Marc N. Teal

