Form 10-Q
period 2014-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2014-08-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-16
Condensed Statements of Changes in Partners' Capital (Deficit)	17-20
Condensed Statements of Cash Flows	21-27
Notes to Condensed Financial Statements	28-41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	42-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Signatures	58

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 1,164,188	$ 1,095,990
Other assets	2,200	2,200
	$ 1,166,388	$ 1,098,190

LIABILITIES
Accounts payable	$ 7,600	$ 7,600
Accounts payable affiliates (Note C)	18,760,628	18,642,893
Capital contributions payable (Note D)	169,974	169,974
	18,938,202	18,820,467
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,631,538 outstanding as of June 30, 2014 and March 31, 2014.	(16,215,146)	(16,166,104)

General Partner	(1,556,668)	(1,556,173)
	(17,771,814)	(17,722,277)
	$ 1,166,388	$ 1,098,190

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of June 30, 2014 and March 31, 2014.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 113,357	$ 120,474
Other assets	-	-
	$ 113,357	$ 120,474

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,495,011	6,476,381
Capital contributions payable (Note D)	-	-
	6,495,011	6,476,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,164,929 outstanding as of June 30, 2014 and March 31, 2014.	(5,983,000)	(5,957,510)

General Partner	(398,654)	(398,397)

	(6,381,654)	(6,355,907)
	$ 113,357	$ 120,474

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 155,487	$ 146,318
Other assets	-	-
	$ 155,487	$ 146,318
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,804,466	1,789,031
Capital contributions payable (Note D)	-	-
	1,804,466	1,789,031

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of June 30, 2014 and March 31, 2014.	(1,437,576)	(1,431,373)

General Partner	(211,403)	(211,340)
	(1,648,979)	(1,642,713)
	$ 155,487	$ 146,318

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 191,180	$ 156,017
Other assets	-	-
	$ 191,180	$ 156,017

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,093,015	1,066,642
Capital contributions payable (Note D)	-	-
	1,093,015	1,066,642

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of June 30, 2014 and March 31, 2014.	(678,132)	(686,834)

General Partner	(223,703)	(223,791)
	(901,835)	(910,625)
	$ 191,180	$ 156,017

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 312,052	$ 297,212
Other assets	-	-
	$ 312,052	$ 297,212

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,292,991	3,275,921
Capital contributions payable (Note D)	9,241	9,241
	3,302,232	3,285,162

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,966,795 outstanding as of June 30, 2014 and March 31, 2014.	(2,709,148)	(2,706,940)

General Partner	(281,032)	(281,010)
	(2,990,180)	(2,987,950)
	$ 312,052	$ 297,212

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 392,112	$ 375,969
Other assets	2,200	2,200
	$ 394,312	$ 378,169

LIABILITIES

Accounts payable	$ 7,600	$ 7,600
Accounts payable affiliates (Note C)	6,075,145	6,034,918
Capital contributions payable (Note D)	160,733	160,733
	6,243,478	6,203,251

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,555,990 outstanding as of June 30, 2014 and March 31, 2014.	(5,322,784)	(5,298,941)

General Partner	(526,382)	(526,141)
	(5,849,166)	(5,825,082)
	$ 394,312	$ 378,169

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 280	$ 267
Other income	51,672	29,533
	51,952	29,800

Share of income from Operating Partnerships(Note D)	190	85,661

Expenses

Professional fees	25,540	27,765
Partnership management fee, net (Note C)	60,419	127,933
General and administrative expenses	15,720	25,436
	101,679	181,134

NET INCOME(LOSS)	$ (49,537)	$ (65,673)

Net income(loss) allocated to assignees	$ (49,042)	$ (65,016)

Net income(loss) allocated to general partner	$ (495)	$ (657)

Net income(loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2014	2013

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2014	2013

Income
Interest income	$ 29	$ 24
Other income	-	-
	29	24

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	3,975	4,590
Partnership management fee, net (Note C)	18,630	21,843
General and administrative expenses	3,171	4,852
	25,776	31,285

NET INCOME(LOSS)	$ (25,747)	$ (31,261)

Net income(loss) allocated to assignees	$ (25,490)	$ (30,948)

Net income(loss) allocated to general partner	$ (257)	$ (313)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2014	2013

Income
Interest income	$ 37	$ 53
Other income	11,065	5,600
	11,102	5,653

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	4,445	4,285
Partnership management fee, net (Note C)	10,188	16,672
General and administrative expenses	2,735	4,276
	17,368	25,233

NET INCOME(LOSS)	$ (6,266)	$ (19,580)

Net income(loss) allocated to assignees	$ (6,203)	$ (19,384)

Net income(loss) allocated to general partner	$ (63)	$ (196)

Net income(loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2014	2013

Income
Interest income	$ 44	$ 51
Other income	15,822	6,054
	15,866	6,105

Share of income from Operating Partnerships(Note D)	190	13,811

Expenses

Professional fees	4,605	4,635
Partnership management fee, net (Note C)	100	27,667
General and administrative expenses	2,561	4,061
	7,266	36,363

NET INCOME(LOSS)	$ 8,790	$ (16,447)

Net income(loss) allocated to assignees	$ 8,702	$ (16,283)

Net income(loss) allocated to general partner	$ 88	$ (164)

Net income(loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2014	2013

Income
Interest income	$ 76	$ 45
Other income	3,802	-
	3,878	45

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	5,390	5,360
Partnership management fee, net (Note C)	(2,258)	23,780
General and administrative expenses	2,976	5,168
	6,108	34,308

NET INCOME(LOSS)	$ (2,230)	$ (34,263)

Net income(loss) allocated to assignees	$ (2,208)	$ (33,920)

Net income(loss) allocated to general partner	$ (22)	$ (343)

Net income(loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2014	2013

Income
Interest income	$ 94	$ 94
Other income	20,983	17,879
	21,077	17,973

Share of income from Operating Partnerships(Note D)	-	71,850

Expenses

Professional fees	7,125	8,895
Partnership management fee, net (Note C)	33,759	37,971
General and administrative expenses	4,277	7,079
	45,161	53,945

NET INCOME(LOSS)	$ (24,084)	$ 35,878

Net income(loss) allocated to assignees	$ (23,843)	$ 35,519

Net income(loss) allocated to general partner	$ (241)	$ 359

Net income(loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(16,166,104)	$(1,556,173)	$(17,722,277)

Net income(loss)	(49,042)	(495)	(49,537)

Partners' capital (deficit), June 30, 2014	$(16,215,146)	$(1,556,668)	$(17,771,814)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2014	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2014	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2014	$(5,957,510)	$ (398,397)	$(6,355,907)

Net income(loss)	(25,490)	(257)	(25,747)

Partners' capital (deficit), June 30, 2014	$(5,983,000)	$ (398,654)	$(6,381,654)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2014	$ (1,431,373)	$ (211,340)	$ (1,642,713)

Net income(loss)	(6,203)	(63)	(6,266)

Partners' capital (deficit), June 30, 2014	$ (1,437,576)	$ (211,403)	$ (1,648,979)

Series 11
Partners' capital (deficit) April 1, 2014	$ (686,834)	$ (223,791)	$ (910,625)

Net income(loss)	8,702	88	8,790

Partners' capital (deficit), June 30, 2014	$ (678,132)	$ (223,703)	$ (901,835)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2014	$(2,706,940)	$ (281,010)	$(2,987,950)

Net income(loss)	(2,208)	(22)	(2,230)

Partners' capital (deficit), June 30, 2014	$(2,709,148)	$ (281,032)	$(2,990,180)

Series 14
Partners' capital (deficit) April 1, 2014	$(5,298,941)	$ (526,141)	$(5,825,082)

Net income(loss)	(23,843)	(241)	(24,084)

Partners' capital (deficit), June 30, 2014	$(5,322,784)	$ (526,382)	$(5,849,166)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (49,537)	$ (65,673)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(190)	(85,661)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	117,735	(28,508)

Net cash (used in) provided by operating activities	68,008	(179,842)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	190	187,186

Net cash provided by investing activities	190	187,186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,198	7,344

Cash and cash equivalents, beginning	1,095,990	1,025,100

Cash and cash equivalents, ending	$ 1,164,188	$ 1,032,444

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (25,747)	$ (31,261)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	18,630	21,843

Net cash (used in) provided by operating activities	(7,117)	(9,418)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,117)	(9,418)

Cash and cash equivalents, beginning	120,474	101,496

Cash and cash equivalents, ending	$ 113,357	$ 92,078

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (6,266)	$ (19,580)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
(Decrease) Increase in accounts payable affiliates	15,435	(45,881)

Net cash (used in) provided by operating activities	9,169	(70,461)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,169	(70,461)

Cash and cash equivalents, beginning	146,318	222,664

Cash and cash equivalents, ending	$ 155,487	$ 152,203

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 8,790	$ (16,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(190)	(13,811)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	26,373	(86,412)

Net cash (used in) provided by operating activities	34,973	(116,670)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	190	115,336

Net cash provided by investing activities	190	115,336

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,163	(1,334)

Cash and cash equivalents, beginning	156,017	150,502

Cash and cash equivalents, ending	$ 191,180	$ 149,168

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (2,230)	$ (34,263)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	17,070	28,023

Net cash (used in) provided by operating activities	14,840	(6,240)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,840	(6,240)

Cash and cash equivalents, beginning	297,212	182,782

Cash and cash equivalents, ending	$ 312,052	$ 176,542

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (24,084)	$ 35,878
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(71,850)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
(Decrease) Increase in accounts payable affiliates	40,227	53,919

Net cash (used in) provided by operating activities	16,143	22,947

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	71,850

Net cash provided by investing activities	-	71,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,143	94,797

Cash and cash equivalents, beginning	375,969	367,656

Cash and cash equivalents, ending	$ 392,112	$ 462,453

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2014 1,036,100 BACs in Series 7, 4,164,929 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,966,795 BACs in Series 12, and 5,555,990 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2014 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014

(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable affiliates at June 30, 2014 and 2013 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	18,630	21,843
Series 10	15,435	21,644
Series 11	26,373	28,923
Series 12	17,070	28,023
Series 14	40,227	53,919

	$ 117,735	$ 154,352

The partnership management fee paid for the quarters ended June 30, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	67,525
Series 11	-	115,335
Series 12	-	-
Series 14	-	-

	$ -	$ 182,860

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2014, and 2013 the Partnership had limited partnership interests in 75 and 93 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2014 and 2013 by series is as follows:
	2014	2013
Series 7	-	-
Series 9	10	12
Series 10	9	14
Series 11	14	15
Series 12	13	21
Series 14	29	31

	75	93

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2014 and 2013 by series are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the three months ended June 30, 2014, the Partnership disposed of one Operating Partnership. A summary of the disposition by Series for June 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	1	-	190	190
Series 12	-	-	-	-
Series 14	-	-	-	-
Total	1	-	$190	$190

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2014.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2014	2013

Revenues
Rental	$ 3,419,250	$ 4,478,261
Interest and other	61,713	167,541
	3,480,963	4,645,802

Expenses
Interest	432,561	700,425
Depreciation and amortization	836,052	1,066,975
Operating expenses	2,606,781	3,368,276
	3,875,394	5,135,676

NET LOSS	$ (394,431)	$ (489,874)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (390,487)	$ (484,978)

Net loss allocated to other partners	$ (3,944)	$ (4,896)

*Amounts include $390,487 and $484,978 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2014	2013

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2014	2013

Revenues
Rental	$ 508,937	$ 590,161
Interest and other	15,187	33,037
	524,124	623,198

Expenses
Interest	60,156	99,226
Depreciation and amortization	129,186	139,421
Operating expenses	377,155	413,624
	566,497	652,271

NET LOSS	$ (42,373)	$ (29,073)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (41,949)	$ (28,782)

Net loss allocated to other partners	$ (424)	$ (291)

*Amounts include $41,949 and $28,782 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10

	2014	2013

Revenues
Rental	$ 393,328	$ 575,535
Interest and other	9,008	9,914
	402,336	585,449

Expenses
Interest	44,041	68,524
Depreciation and amortization	95,775	133,787
Operating expenses	318,457	476,832
	458,273	679,143

NET LOSS	$ (55,937)	$ (93,694)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (55,378)	$ (92,758)

Net loss allocated to other partners	$ (559)	$ (936)

*Amounts include $55,378 and $92,758 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2014	2013

Revenues
Rental	$ 786,149	$ 866,262
Interest and other	7,810	28,155
	793,959	894,417

Expenses
Interest	88,937	127,028
Depreciation and amortization	191,696	187,644
Operating expenses	546,486	609,316
	827,119	923,988

NET LOSS	$ (33,160)	$ (29,571)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (32,828)	$ (29,276)

Net loss allocated to other partners	$ (332)	$ (295)

*Amounts include $32,828 and $29,276 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2014	2013

Revenues
Rental	$ 489,237	$ 814,359
Interest and other	7,122	52,737
	496,359	867,096

Expenses
Interest	67,078	129,756
Depreciation and amortization	107,402	246,607
Operating expenses	382,312	609,714
	556,792	986,077

NET LOSS	$ (60,433)	$ (118,981)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (59,829)	$ (117,792)

Net loss allocated to other partners	$ (604)	$ (1,189)

*Amounts include $59,829 and $117,792 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2014	2013

Revenues
Rental	$ 1,241,599	$ 1,631,944
Interest and other	22,586	43,698
	1,264,185	1,675,642

Expenses
Interest	172,349	275,891
Depreciation and amortization	311,993	359,516
Operating expenses	982,371	1,258,790
	1,466,713	1,894,197

NET LOSS	$ (202,528)	$ (218,555)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (200,503)	$ (216,370)

Net loss allocated to other partners	$ (2,025)	$ (2,185)

*Amounts include $200,503 and $216,370 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2014 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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
June 30, 2014
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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2014 and 2013 in the amount of $51,672 and $29,533. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2014 were $117,735 and total partnership management fees accrued as of June 30, 2014 were $18,607,440. During the three months ended June 30, 2014, the Partnership did not pay accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2014, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2014, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2014, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2014 the Partnership had $1,164,188 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at June 30, 2014, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	10	113,357
10	24,288,997	2,428,925	08/24/90	9	155,487
11	24,735,002	2,489,599	12/27/90	14	191,180
12	29,710,003	2,972,795	04/30/91	13	312,052
14	55,728,997	5,574,290	01/27/92	29	392,112

	$186,398,017	18,679,738		75	$1,164,188

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2014 are $113,357, $155,487, $191,180, $302,811 and $231,379, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2014 and 2013 the Partnership held limited partnership interests in 75 and 93 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2014 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	18,630	-	18,630
Series 10	15,435	5,247	10,188
Series 11	26,373	26,273	100
Series 12	17,070	19,328	(2,258)
Series 14	40,227	6,468	33,759
	$ 117,735	$ 57,316	$ 60,419

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2014 and 2013.

(Series 9)

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2014 and 2013, Series 9 reflects loss from Operating Partnerships of $(42,373) and $(29,073), respectively, which includes depreciation and amortization of $129,186 and $139,421, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2013, the property continued to maintain strong occupancy and as of December 31, 2013 occupancy was 90%. As of June 30, 2014, occupancy dropped to 89%. Despite the continued strong occupancy, the property is operating below breakeven due to low rental rates. To maintain stable occupancy level and to be competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and all payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

(Series 10)

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2014 and 2013, Series 10 reflects net loss from Operating Partnerships of $(55,937) and $(93,694), respectively, which includes depreciation and amortization of $95,775 and $133,787, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven as of June 30, 2014, due to high vacancy loss and expenses. Occupancy is averaging 88% through June 30, 2014. The operating general partner recently informed the investment general partner that the property received a new tax assessment, which effectively has increased taxes by 15%. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 and 2013, while maintaining strong occupancy of 94% and 99%, respectively. Occupancy is 100% through June 30, 2014. Insufficient rents and high expenses, particularly utilities and maintenance, have caused the property to operate with a deficit. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

(Series 11)

As of June 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2014 and 2013, Series 11 reflects net loss from Operating Partnerships of $(33,160) and $(29,571), respectively, which includes depreciation and amortization of $191,696 and $187,644, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition and has consistently struggled to maintain strong occupancy. The property closed 2013 at 70% occupied. The property operated above breakeven in 2013 despite elevated operating expense levels. Second quarter 2014 reporting has been requested from the new management agent but only April and May have been submitted to date. Occupancy decreased to 65% through May 31, 2014. There is significant deferred maintenance at the site with no operating reserves and insufficient replacement reserves to correct the issues. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner felt that they had exhausted all potential options for financing and was unsuccessful in securing additional funds. Consequently, the operating general partner requested that its interest be transferred. At the close of the first quarter 2014, the investment general partner approved a general partner interest and management agent transfer. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

In April 2013, the investment general partner transferred 49.99% of its interest in RPI Limited Partnership #18 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,155,533 and cash proceeds to the investment partnership of $18,811. Of the proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,811 were returned to cash reserves held by Series 11. The remaining 50.01% investment limited partner interest in the Operating Partnership transferred in April 2014 for cash proceeds of $190, which will be returned to the cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $13,811 as of June 30, 2013, and $190 as June 30, 2014.

(Series 12)

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2014 and 2013, Series 12 reflects net loss from Operating Partnerships of $(60,433) and $(118,981), respectively, which includes depreciation and amortization of $107,402 and $246,607, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy ended 2013 at 87% while averaging 90% with operations below breakeven status. The property continues to operate below breakeven through June 30, 2014, with occupancy declining to 85%. Management states that they are competing with the newer properties in the area. They are marketing the property by posting fliers at various churches, stores, and community centers around the town. Most recently, they have provided flyers to the local housing authority. A rent increase was approved to be effective August 1, 2014. The mortgage, real estate tax, and insurance payments are current through June 30, 2014. The operating general partner funds deficits by foregoing required reserve deposits and continues to advance funds and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

In August 2013 the operating general partner of Prairie West Apartments III, LP entered into an agreement to sell the property to a non-affiliated entity of the operating general partner and the transaction closed on November 20, 2013. The sales price of the property was $1,000,000, which included the outstanding mortgage balance of approximately $620,000 and cash proceeds to the investment partnership of $200,000. Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $193,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $193,500 as of December 31, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $121,531, which were returned to the cash reserves held by Series 12.

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

Jessup Limited Partnership (Fox Run Apartments) is a 24-unit family property located in Jessup, Georgia. In 2013, the property operated below breakeven due to low occupancy, averaging 83% for the year combined with high operating expenses. Occupancy continues to decrease, averaging 76% through June 30, 2014. Management has reported difficulties in finding residents who could afford the rents, as only 17 of the 24 units receive rental assistance. The operating general partner funds deficits by accruing affiliated management fees and through cash advances. The mortgage, taxes and insurance payments are all current. The 15-year low income housing tax credit compliance period expired on December 31, 2006.

(Series 14)

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2014 and 2013, Series 14 reflects net loss from Operating Partnerships of $(202,528) and $(218,555), respectively, which includes depreciation and amortization of $311,993 and $359,516, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy has been an ongoing issue at the property for the last several years. Occupancy averaged 84% in 2013 and 87% through May 2014. The property operated below breakeven in 2013 and continued to operate below breakeven through May of 2014 as a result of the low occupancy. On June 16, 2014, the property experienced a devastating fire, rendering all units uninhabitable. As of July 3, 2014, the property had not been released by the Battle Creek Fire Department. All residents have been housed by family, friends, or the Red Cross. There were no injuries. The investment general partner will continue to monitor the status of the insurance claim and viability of the reconstruction of the project. The compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of June 30, 2014. The property operated above breakeven in 2013 on an accrual basis; however, it operated at a cash deficit after accounting for the growth in tenant receivables. This trend continued through the second quarter of 2014. To improve collections, management has pursued legal action and set up structured payment plans for residents who are currently out of work.  The investment general partner has requested monthly aged tenant receivables summaries in order to monitor the management company's collection efforts.  The mortgage, insurance, and taxes are all current at the property. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Blanchard Senior Apartments, A Limited Partnership (Blanchard Senior Apartments) is a 24-unit elderly property in Shreveport, LA. Through the second quarter of 2014, property operations were at breakeven due to high operating expenses. Maintenance expenses increased due to one-time costs such as tree removal, concrete work, hot water heater replacements, and repairs to damaged siding. These repairs were only partially reimbursed from the replacement reserve. Average occupancy was strong at 100% through the second quarter of 2014. Marketing efforts included the distribution of fliers to local businesses and advertising in area newspapers. Throughout 2014, the property will benefit from an approved rental rate increase that allows for an additional $7,200 of potential gross rental income. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period expired in 2005 with respect to Blanchard Senior Partnership.

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

Item 3Quantitative and Qualitative Disclosure About Market Risk

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2014.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2014	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.