Form 10-Q
period 2014-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2014-11-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-64

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	65

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures	67

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 882,028	$ 1,095,990
Other assets	113,285	2,200
	$ 995,313	$ 1,098,190

LIABILITIES
Accounts payable	$ 10,600	$ 7,600
Accounts payable affiliates (Note C)	18,669,463	18,642,893
Capital contributions payable (Note D)	169,974	169,974
	18,850,037	18,820,467
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,631,538 outstanding as of September 30, 2014 and March 31, 2014.	(16,297,227)	(16,166,104)

General Partner	(1,557,497)	(1,556,173)
	(17,854,724)	(17,722,277)
	$ 995,313	$ 1,098,190

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of September 30, 2014 and March 31, 2014.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 94,428	$ 120,474
Other assets	-	-
	$ 94,428	$ 120,474

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,513,641	6,476,381
Capital contributions payable (Note D)	-	-
	6,513,641	6,476,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,164,929 outstanding as of September 30, 2014 and March 31, 2014.	(6,020,183)	(5,957,510)

General Partner	(399,030)	(398,397)

	(6,419,213)	(6,355,907)
	$ 94,428	$ 120,474

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 133,878	$ 146,318
Other assets	-	-
	$ 133,878	$ 146,318
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,819,901	1,789,031
Capital contributions payable (Note D)	-	-
	1,819,901	1,789,031

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of September 30, 2014 and March 31, 2014.	(1,474,250)	(1,431,373)

General Partner	(211,773)	(211,340)
	(1,686,023)	(1,642,713)
	$ 133,878	$ 146,318

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 171,714	$ 156,017
Other assets	111,085	-
	$ 282,799	$ 156,017

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,119,019	1,066,642
Capital contributions payable (Note D)	-	-
	1,119,019	1,066,642

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of September 30, 2014 and March 31, 2014.	(613,173)	(686,834)

General Partner	(223,047)	(223,791)
	(836,220)	(910,625)
	$ 282,799	$ 156,017

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 162,401	$ 297,212
Other assets	-	-
	$ 162,401	$ 297,212

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,188,530	3,275,921
Capital contributions payable (Note D)	9,241	9,241
	3,197,771	3,285,162

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,966,795 outstanding as of September 30, 2014 and March 31, 2014.	(2,753,886)	(2,706,940)

General Partner	(281,484)	(281,010)
	(3,035,370)	(2,987,950)
	$ 162,401	$ 297,212

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 319,607	$ 375,969
Other assets	2,200	2,200
	$ 321,807	$ 378,169

LIABILITIES

Accounts payable	$ 10,600	$ 7,600
Accounts payable affiliates (Note C)	6,028,372	6,034,918
Capital contributions payable (Note D)	160,733	160,733
	6,199,705	6,203,251

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,555,990 outstanding as of September 30, 2014 and March 31, 2014.	(5,351,229)	(5,298,941)

General Partner	(526,669)	(526,141)
	(5,877,898)	(5,825,082)
	$ 321,807	$ 378,169

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 271	$ 415
Other income	2,148	2,789
	2,419	3,204

Share of income from Operating Partnerships(Note D)	148,085	1,562,183

Expenses

Professional fees	104,947	103,845
Partnership management fee, net (Note C)	107,345	2,803
General and administrative expenses	21,119	17,324
	233,411	123,972

NET INCOME(LOSS)	$ (82,907)	$ 1,441,415

Net income(loss) allocated to assignees	$ (82,078)	$ 1,427,001

Net income(loss) allocated to general partner	$ (829)	$ 14,414

Net income(loss) per BAC	$ (.00)	$ .08

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2014	2013

Income
Interest income	$ 27	$ 31
Other income	1	-
	28	31

Share of income from Operating Partnerships(Note D)	-	77,472

Expenses

Professional fees	16,876	18,430
Partnership management fee, net (Note C)	16,569	17,602
General and administrative expenses	4,140	3,381
	37,585	39,413

NET INCOME(LOSS)	$ (37,557)	$ 38,090

Net income(loss) allocated to assignees	$ (37,181)	$ 37,709

Net income(loss) allocated to general partner	$ (376)	$ 381

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2014	2013

Income
Interest income	$ 37	$ 60
Other income	1,000	-
	1,037	60

Share of income from Operating Partnerships(Note D)	-	250,276

Expenses

Professional fees	19,212	14,375
Partnership management fee, net (Note C)	15,435	4,168
General and administrative expenses	3,434	3,070
	38,081	21,613

NET INCOME(LOSS)	$ (37,044)	$ 228,723

Net income(loss) allocated to assignees	$ (36,674)	$ 226,436

Net income(loss) allocated to general partner	$ (370)	$ 2,287

Net income(loss) per BAC	$ (.02)	$ .09

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2014	2013

Income
Interest income	$ 46	$ 33
Other income	291	291
	337	324

Share of income from Operating Partnerships(Note D)	111,085	-

Expenses

Professional fees	17,215	14,775
Partnership management fee, net (Note C)	25,254	(7,156)
General and administrative expenses	3,339	2,965
	45,808	10,584

NET INCOME(LOSS)	$ 65,614	$ (10,260)

Net income(loss) allocated to assignees	$ 64,958	$ (10,157)

Net income(loss) allocated to general partner	$ 656	$ (103)

Net income(loss) per BAC	$ .03	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2014	2013

Income
Interest income	$ 66	$ 83
Other income	-	1,188
	66	1,271

Share of income from Operating Partnerships(Note D)	-	298,310

Expenses

Professional fees	24,274	18,485
Partnership management fee, net (Note C)	17,070	(8,354)
General and administrative expenses	3,911	3,363
	45,255	13,494

NET INCOME(LOSS)	$ (45,189)	$ 286,087

Net income(loss) allocated to assignees	$ (44,737)	$ 283,226

Net income(loss) allocated to general partner	$ (452)	$ 2,861

Net income(loss) per BAC	$ (.02)	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2014	2013

Income
Interest income	$ 95	$ 208
Other income	856	1,310
	951	1,518

Share of income from Operating Partnerships(Note D)	37,000	936,125

Expenses

Professional fees	27,370	37,780
Partnership management fee, net (Note C)	33,017	(3,457)
General and administrative expenses	6,295	4,545
	66,682	38,868

NET INCOME(LOSS)	$ (28,731)	$ 898,775

Net income(loss) allocated to assignees	$ (28,444)	$ 889,787

Net income(loss) allocated to general partner	$ (287)	$ 8,988

Net income(loss) per BAC	$ (.01)	$ .16

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 549	$ 683
Other income	53,820	32,321
	54,369	33,004

Share of income from Operating Partnerships(Note D)	148,275	1,647,844

Expenses

Professional fees	130,487	131,610
Partnership management fee, net (Note C)	167,764	130,736
General and administrative expenses	36,840	42,753
	335,091	305,099

NET INCOME(LOSS)	$ (132,447)	$ 1,375,749

Net income(loss) allocated to assignees	$ (131,123)	$ 1,361,992

Net income(loss) allocated to general partner	$ (1,324)	$ 13,757

Net income(loss) per BAC	$ (.01)	$ .07

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2014	2013

Income
Interest income	$ 55	$ 56
Other income	1	-
	56	56

Share of income from Operating Partnerships(Note D)	-	77,472

Expenses

Professional fees	20,851	23,020
Partnership management fee, net (Note C)	35,199	39,445
General and administrative expenses	7,312	8,232
	63,362	70,697

NET INCOME(LOSS)	$ (63,306)	$ 6,831

Net income(loss) allocated to assignees	$ (62,673)	$ 6,763

Net income(loss) allocated to general partner	$ (633)	$ 68

Net income(loss) per BAC	$ (.02)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2014	2013

Income
Interest income	$ 74	$ 112
Other income	12,065	5,600
	12,139	5,712

Share of income from Operating Partnerships(Note D)	-	250,276

Expenses

Professional fees	23,657	18,660
Partnership management fee, net (Note C)	25,623	20,840
General and administrative expenses	6,169	7,346
	55,449	46,846

NET INCOME(LOSS)	$ (43,310)	$ 209,142

Net income(loss) allocated to assignees	$ (42,877)	$ 207,051

Net income(loss) allocated to general partner	$ (433)	$ 2,091

Net income(loss) per BAC	$ (.02)	$ .09

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2014	2013

Income
Interest income	$ 91	$ 85
Other income	16,113	6,345
	16,204	6,430

Share of income from Operating Partnerships(Note D)	111,275	13,811

Expenses

Professional fees	21,820	19,410
Partnership management fee, net (Note C)	25,354	20,511
General and administrative expenses	5,900	7,024
	53,074	46,945

NET INCOME(LOSS)	$ 74,405	$ (26,704)

Net income(loss) allocated to assignees	$ 73,661	$ (26,437)

Net income(loss) allocated to general partner	$ 744	$ (267)

Net income(loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2014	2013

Income
Interest income	$ 141	$ 128
Other income	3,802	1,188
	3,943	1,316

Share of income from Operating Partnerships(Note D)	-	298,310

Expenses

Professional fees	29,664	23,845
Partnership management fee, net (Note C)	14,812	15,426
General and administrative expenses	6,887	8,529
	51,363	47,800

NET INCOME(LOSS)	$ (47,420)	$ 251,826

Net income(loss) allocated to assignees	$ (46,946)	$ 249,308

Net income(loss) allocated to general partner	$ (474)	$ 2,518

Net income(loss) per BAC	$ (.02)	$ .08

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2014	2013

Income
Interest income	$ 188	$ 302
Other income	21,839	19,188
	22,027	19,490

Share of income from Operating Partnerships(Note D)	37,000	1,007,975

Expenses

Professional fees	34,495	46,675
Partnership management fee, net (Note C)	66,776	34,514
General and administrative expenses	10,572	11,622
	111,843	92,811

NET INCOME(LOSS)	$ (52,816)	$ 934,654

Net income(loss) allocated to assignees	$ (52,288)	$ 925,307

Net income(loss) allocated to general partner	$ (528)	$ 9,347

Net income(loss) per BAC	$ (.01)	$ .17

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(16,166,104)	$(1,556,173)	$(17,722,277)

Net income(loss)	(131,123)	(1,324)	(132,447)

Partners' capital (deficit), September 30, 2014	$(16,297,227)	$(1,557,497)	$(17,854,724)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2014	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2014	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2014	$(5,957,510)	$ (398,397)	$(6,355,907)

Net income(loss)	(62,673)	(633)	(63,306)

Partners' capital (deficit), September 30, 2014	$(6,020,183)	$ (399,030)	$(6,419,213)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2014	$ (1,431,373)	$ (211,340)	$ (1,642,713)

Net income(loss)	(42,877)	(433)	(43,310)

Partners' capital (deficit), September 30, 2014	$ (1,474,250)	$ (211,773)	$ (1,686,023)

Series 11
Partners' capital (deficit) April 1, 2014	$ (686,834)	$ (223,791)	$ (910,625)

Net income(loss)	73,661	744	74,405

Partners' capital (deficit), September 30, 2014	$ (613,173)	$ (223,047)	$ (836,220)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2014	$(2,706,940)	$ (281,010)	$(2,987,950)

Net income(loss)	(46,946)	(474)	(47,420)

Partners' capital (deficit), September 30, 2014	$(2,753,886)	$ (281,484)	$(3,035,370)

Series 14
Partners' capital (deficit) April 1, 2014	$(5,298,941)	$ (526,141)	$(5,825,082)

Net income(loss)	(52,288)	(528)	(52,816)

Partners' capital (deficit), September 30, 2014	$(5,351,229)	$ (526,669)	$(5,877,898)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (132,447)	$ 1,375,749
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(148,275)	(1,647,844)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	38,200
Decrease in other assets	-	1,200
(Decrease) Increase in accounts payable affiliates	26,570	(1,548,208)

Net cash (used in) provided by operating activities	(251,152)	(1,780,903)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	37,190	1,903,169

Net cash provided by investing activities	37,190	1,903,169

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,962)	122,266

Cash and cash equivalents, beginning	1,095,990	1,025,100

Cash and cash equivalents, ending	$ 882,028	$ 1,147,366

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (63,306)	$ 6,831
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(77,472)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(20,900)
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	37,260	43,034

Net cash (used in) provided by operating activities	(26,046)	(48,507)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	77,472

Net cash provided by investing activities	-	77,472

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,046)	28,965

Cash and cash equivalents, beginning	120,474	101,496

Cash and cash equivalents, ending	$ 94,428	$ 130,461

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (43,310)	$ 209,142
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(250,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	30,870	(239,897)

Net cash (used in) provided by operating activities	(12,440)	(261,031)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	250,276

Net cash provided by investing activities	-	250,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,440)	(10,755)

Cash and cash equivalents, beginning	146,318	222,664

Cash and cash equivalents, ending	$ 133,878	$ 211,909

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 74,405	$ (26,704)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(111,275)	(13,811)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,377	(57,858)

Net cash (used in) provided by operating activities	15,507	(98,373)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	190	115,336

Net cash provided by investing activities	190	115,336

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,697	16,963

Cash and cash equivalents, beginning	156,017	150,502

Cash and cash equivalents, ending	$ 171,714	$ 167,465

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (47,420)	$ 251,826
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(298,310)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	17,500
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(87,391)	(233,354)

Net cash (used in) provided by operating activities	(134,811)	(262,338)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	298,310

Net cash provided by investing activities	-	298,310

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134,811)	35,972

Cash and cash equivalents, beginning	297,212	182,782

Cash and cash equivalents, ending	$ 162,401	$ 218,754

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (52,816)	$ 934,654
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(37,000)	(1,007,975)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	21,600
Decrease in other assets	-	1,200
(Decrease) Increase in accounts payable affiliates	(6,546)	(1,060,133)

Net cash (used in) provided by operating activities	(93,362)	(1,110,654)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	37,000	1,161,775

Net cash provided by investing activities	37,000	1,161,775

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,362)	51,121

Cash and cash equivalents, beginning	375,969	367,656

Cash and cash equivalents, ending	$ 319,607	$ 418,777

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2014 1,036,100 BACs in Series 7, 4,164,929 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,966,795 BACs in Series 12, and 5,555,990 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2014 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

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

Accounts payable affiliates at September 30, 2014 and 2013 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	18,630	21,191
Series 10	15,435	19,815
Series 11	26,004	28,554
Series 12	17,070	25,010
Series 14	40,227	47,723

	$ 117,366	$ 142,293

The partnership management fee paid for the quarters ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	213,831
Series 11	-	-
Series 12	121,531	286,387
Series 14	87,000	1,161,775

	$ 208,531	$ 1,661,993

The partnership management fee paid for the six months ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	281,356
Series 11	-	115,335
Series 12	121,531	286,387
Series 14	87,000	1,161,775

	$ 208,531	$ 1,844,853

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2014, and 2013 the Partnership had limited partnership interests in 73 and 80 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2014 and 2013 by series is as follows:
	2014	2013
Series 7	-	-
Series 9	10	11
Series 10	9	9
Series 11	13	15
Series 12	13	16
Series 14	28	29

	73	80

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2014 and 2013 by series are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the six months ended September 30, 2014, the Partnership disposed of three Operating Partnerships. A summary of the disposition by Series for September 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	1	1	190	111,275
Series 12	-	-	-	-
Series 14	1	-	37,000	37,000
Total	2	1	$37,190	$148,275

* Partnership proceeds from disposition do not include $111,085 recorded as a receivable as of September 30, 2014, for Series 11.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2014.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2014	2013

Revenues
Rental	$ 6,757,160	$ 8,117,768
Interest and other	121,541	358,517
	6,878,701	8,476,285

Expenses
Interest	855,064	1,295,223
Depreciation and amortization	1,681,554	1,927,341
Operating expenses	5,070,813	6,026,819
	7,607,431	9,249,383

NET LOSS	$ (728,730)	$ (773,098)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (721,443)	$ (765,367)

Net loss allocated to other partners	$ (7,287)	$ (7,731)

*Amounts include $721,443 and $765,367 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2014

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

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2014	2013

Revenues
Rental	$ 1,029,573	$ 1,153,196
Interest and other	23,898	65,105
	1,053,471	1,218,301

Expenses
Interest	128,075	195,423
Depreciation and amortization	258,152	284,259
Operating expenses	728,680	798,015
	1,114,907	1,277,697

NET LOSS	$ (61,436)	$ (59,396)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (60,822)	$ (58,802)

Net loss allocated to other partners	$ (614)	$ (594)

*Amounts include $60,822 and $58,802 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10

	2014	2013

Revenues
Rental	$ 791,320	$ 976,792
Interest and other	19,067	30,984
	810,387	1,007,776

Expenses
Interest	88,136	123,149
Depreciation and amortization	191,651	230,518
Operating expenses	693,860	773,969
	973,647	1,127,636

NET LOSS	$ (163,260)	$ (119,860)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (161,627)	$ (118,661)

Net loss allocated to other partners	$ (1,633)	$ (1,199)

*Amounts include $161,627 and $118,661 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2014	2013

Revenues
Rental	$ 1,553,352	$ 1,647,045
Interest and other	22,474	62,028
	1,575,826	1,709,073

Expenses
Interest	178,756	272,203
Depreciation and amortization	376,780	370,239
Operating expenses	1,090,688	1,176,975
	1,646,224	1,819,417

NET LOSS	$ (70,398)	$ (110,344)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (69,694)	$ (109,241)

Net loss allocated to other partners	$ (704)	$ (1,103)

*Amounts include $69,694 and $109,241 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2014	2013

Revenues
Rental	$ 989,786	$ 1,470,844
Interest and other	12,666	107,076
	1,002,452	1,577,920

Expenses
Interest	128,328	240,357
Depreciation and amortization	213,740	397,772
Operating expenses	734,296	1,065,250
	1,076,364	1,703,379

NET LOSS	$ (73,912)	$ (125,459)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (73,173)	$ (124,204)

Net loss allocated to other partners	$ (739)	$ (1,255)

*Amounts include $73,173 and $124,204 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2014	2013

Revenues
Rental	$ 2,393,129	$ 2,869,891
Interest and other	43,436	93,324
	2,436,565	2,963,215

Expenses
Interest	331,769	464,091
Depreciation and amortization	641,231	644,553
Operating expenses	1,823,289	2,212,610
	2,796,289	3,321,254

NET LOSS	$ (359,724)	$ (358,039)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (356,127)	$ (354,459)

Net loss allocated to other partners	$ (3,597)	$ (3,580)

*Amounts include $356,127 and $354,459 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014
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
September 30, 2014
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2014 and 2013 in the amount of $53,820 and $32,321. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2014 were $117,366 and total partnership management fees accrued as of September 30, 2014 were $18,516,275. During the six months ended September 30, 2014, the Partnership paid $208,531 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2014, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2014, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended September 30, 2014, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2014 the Partnership had $882,028 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2014, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	10	94,428
10	24,288,997	2,428,925	08/24/90	9	133,878
11	24,735,002	2,489,599	12/27/90	13	171,714
12	29,710,003	2,972,795	04/30/91	13	162,401
14	55,728,997	5,574,290	01/27/92	28	319,607

	$186,398,017	18,679,738		73	$ 882,028

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2014 are $94,428, $133,878, $171,714, $153,160 and $158,874, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2014 and 2013 the Partnership held limited partnership interests in 73 and 80 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2014 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	18,630	2,061	16,569
Series 10	15,435	-	15,435
Series 11	26,004	750	25,254
Series 12	17,070	-	17,070
Series 14	40,227	7,210	33,017
	$ 117,366	$ 10,021	$ 107,345

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	37,260	2,061	35,199
Series 10	30,870	5,247	25,623
Series 11	52,377	27,023	25,354
Series 12	34,140	19,328	14,812
Series 14	80,454	13,678	66,776
	$ 235,101	$ 67,337	$ 167,764

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2014 and 2013.

(Series 9)

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2014 and 2013, Series 9 reflects loss from Operating Partnerships of $(61,436) and $(59,396), respectively, which includes depreciation and amortization of $258,152 and $284,259, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2013, the property continued to maintain strong occupancy and as of December 31, 2013, occupancy was 90%. As of September 30, 2014, occupancy dropped to 83% due to some evictions for non-payment of rent and lease violations. As the result, the property is operating below breakeven in 2014. To maintain stable occupancy and to remain competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and all payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

(Series 10)

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2014 and 2013, Series 10 reflects net loss from Operating Partnerships of $(163,260) and $(119,860), respectively, which includes depreciation and amortization of $191,651 and $230,518, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven in 2014 due to high vacancy loss. Occupancy has reported a slight improvement, averaging 91% through September 30, 2014. The operating general partner recently informed the investment general partner that the property received a new tax assessment, which has effectively increased taxes by 15%. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 and 2013, while maintaining strong occupancy of 94% and 99%, respectively. Occupancy is 100% through September 30, 2014. Insufficient rents and high expenses, particularly utilities and maintenance, have caused the property to operate with a deficit. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

(Series 11)

As of September 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2014 and 2013, Series 11 reflects net loss from Operating Partnerships of $(70,398) and $(110,344), respectively, which includes depreciation and amortization of $376,780 and $370,239, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition and has consistently struggled to maintain strong occupancy. The property closed 2013 at 70% occupied. The property operated above breakeven in 2013 despite low occupancy and elevated operating expense levels. In 2014, operations have fallen below breakeven status. Occupancy decreased to 63% through June 30, 2014 but improved to 73% as of September 30, 2014. There is significant deferred maintenance at the site with no operating or replacement reserves available. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008, but would not lend the funds while the previous operating general partner was still involved in the project. The new operating general partner received a commitment from Rural Development for the MPR Loan; however, the loan amount was insufficient to complete the needed property improvements. The operating general partner felt that they had exhausted all potential options for financing and was unsuccessful in securing additional funds. Consequently, the operating general partner requested that its interest be transferred. At the close of the first quarter 2014, the investment general partner approved an operating general partner interest and management agent transfer. In the third quarter of 2014, the operating general partner and management agent applied for and received an allocation of Low Income Housing Tax Credits. The investment general partner intends to sell its interest structured around the tax credit allocation. No plans have been finalized. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

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

On September 29, 2014 the operating general partner of Elderly Housing of Macon, Limited Partnership sold the property to an entity affiliated with the operating general partner. The sales price of the property was $1,607,344, which included the outstanding mortgage balance of approximately $1,452,382 and cash proceeds to the investment partnership of $154,962. Of the total proceeds received by the investment partnership, $38,877 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $111,085 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in October 2014; so a receivable in the amount of $111,085 was recorded as of September 30, 2014. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $111,085 as of September 30, 2014

(Series 12)

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2014 and 2013, Series 12 reflects net loss from Operating Partnerships of $(73,912) and $(125,459), respectively, which includes depreciation and amortization of $213,740 and $397,772, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy ended 2013 at 87% while averaging 90% for the year with operations below breakeven status. Occupancy has improved in 2014 averaging 93% through September 2014. Occupancy as of September 30, 2014, was at 95%. Operations remain below breakeven in 2014 with the replacement reserve account underfunded. Management states that they are competing with the newer properties in the area. They are marketing the property by posting fliers at various churches, stores, and community centers around the town. Most recently, they have provided flyers to the local housing authority. A rent increase was approved to be effective August 1, 2014. The mortgage, real estate tax, and insurance payments are current through September 30, 2014. The operating general partner funds deficits by foregoing required reserve deposits and continues to advance funds and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

Jessup Limited Partnership (Fox Run Apartments) is a 24-unit family property located in Jessup, Georgia. In 2013, the property operated below breakeven due to low occupancy, averaging 83% for the year combined with high operating expenses. In 2014, occupancy continues to struggle, averaging 77% for the year but increased to 88% as of September 30, 2014. Management has reported difficulties in finding residents who could afford the rents, as only 17 of the 24 units receive rental assistance. Although lower than 2013, operating expenses continue to be too high for the property to be able to generate cash flow. The operating general partner funds deficits by accruing affiliated management fees and through cash advances. The mortgage, taxes and insurance payments are all current. The 15-year low income housing tax credit compliance period expired on December 31, 2006.

(Series 14)

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2014 and 2013, Series 14 reflects net loss from Operating Partnerships of $(359,724) and $(358,039), respectively, which includes depreciation and amortization of $641,231 and $644,553, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. Occupancy has been an ongoing issue at the property for the last several years. Occupancy averaged 84% in 2013 and 87% through May 2014. The property operated below breakeven in 2013 and continued to operate below breakeven through June of 2014 as a result of the low occupancy. On June 16, 2014, the property experienced a devastating fire, rendering all units uninhabitable. The cause was determined to be unattended smoking materials. All residents have been housed by family, friends, or the Red Cross. There were no injuries. The investment general partner is currently in negotiations with the insurance company. The 15-year low income housing tax credit compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 93% occupied as of September 30, 2014. The property operated above breakeven in 2013 on an accrual basis; however, it operated at a cash deficit after accounting for the growth in tenant receivables. This trend continued through the third quarter of 2014. To improve collections, management recently placed a social services person on site two days per week to pursue structured payment plans for residents.  The investment general partner continues to request monthly aged tenant receivables summaries to monitor management's collection efforts.  The investment general partner conducted a site visit in the third quarter of 2014. The property had minor deferred maintenance items which the operating general partner said would be addressed immediately. Also, the property has experienced roof leaks and leaks around the windows due to needed repointing. The operating general partner states they are receiving bids and expect the repointing work to be completed in 2015. The mortgage, insurance, and taxes are all current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment limited partner is exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

Blanchard Senior Apartments, A Limited Partnership (Blanchard Senior Apartments) is a 24-unit elderly property in Shreveport, LA. Through the third quarter of 2014, the property operated above breakeven. Operations have improved over the prior year as a result of improved occupancy, collections, and cost control. Maintenance expenses were high in the first half of 2014 due to one-time costs such as tree removal, concrete work, hot water heater replacements, and repairs to damaged siding. These repairs were partially reimbursed from the replacement reserve. Average occupancy remains strong at 100% through the third quarter of 2014. Management stated that a move-in special is offered when needed. The concession is $75 off the monthly rent for the first six months of a twelve month lease. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The property has benefitted from an RD approved rental rate increase that created an additional $7,200 in potential gross income. All mortgage, tax, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Blanchard Senior Apartments L.P.

In September 2014, the investment general partner transferred its interest in New River Overlook Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,368,712 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $37,000 as of September 30, 2014.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.