Form 10-Q
period 2014-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2015-02-13
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-66

Item 3. Quantitative and Qualitative Disclosures About Market Risk	67

Item 4. Controls and Procedures	67

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults Upon Senior Securities	68

Item 4. Mine Safety Disclosures	68

Item 5. Other Information	68

Item 6. Exhibits	68

Signatures	69

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 1,317,217	$ 1,095,990
Other assets	2,200	2,200
	$ 1,319,417	$ 1,098,190

LIABILITIES
Accounts payable	$ 38,100	$ 7,600
Accounts payable affiliates (Note C)	16,243,360	18,642,893
Capital contributions payable (Note D)	169,974	169,974
	16,451,434	18,820,467
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,589,788 and 18,631,538 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(13,601,747)	(16,166,104)

General Partner	(1,530,270)	(1,556,173)
	(15,132,017)	(17,722,277)
	$ 1,319,417	$ 1,098,190

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of December 31, 2014 and March 31, 2014.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 174,325	$ 120,474
Other assets	-	-
	$ 174,325	$ 120,474

LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	6,532,271	6,476,381
Capital contributions payable (Note D)	-	-
	6,537,271	6,476,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,156,429 and 4,164,929 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(5,964,479)	(5,957,510)

General Partner	(398,467)	(398,397)

	(6,362,946)	(6,355,907)
	$ 174,325	$ 120,474

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 210,478	$ 146,318
Other assets	-	-
	$ 210,478	$ 146,318
LIABILITIES

Accounts payable	$ 3,000	$ -
Accounts payable affiliates (Note C)	1,835,336	1,789,031
Capital contributions payable (Note D)	-	-
	1,838,336	1,789,031

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of December 31, 2014 and March 31, 2014.	(1,416,667)	(1,431,373)

General Partner	(211,191)	(211,340)
	(1,627,858)	(1,642,713)
	$ 210,478	$ 146,318

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 263,009	$ 156,017
Other assets	-	-
	$ 263,009	$ 156,017

LIABILITIES
Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	1,031,448	1,066,642
Capital contributions payable (Note D)	-	-
	1,036,448	1,066,642

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of December 31, 2014 and March 31, 2014.	(551,020)	(686,834)

General Partner	(222,419)	(223,791)
	(773,439)	(910,625)
	$ 263,009	$ 156,017

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 238,212	$ 297,212
Other assets	-	-
	$ 238,212	$ 297,212

LIABILITIES

Accounts payable	$ 7,500	$ -
Accounts payable affiliates (Note C)	3,205,600	3,275,921
Capital contributions payable (Note D)	9,241	9,241
	3,222,341	3,285,162

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,947,595 and 2,966,795 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,703,157)	(2,706,940)

General Partner	(280,972)	(281,010)
	(2,984,129)	(2,987,950)
	$ 238,212	$ 297,212

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 431,193	$ 375,969
Other assets	2,200	2,200
	$ 433,393	$ 378,169

LIABILITIES

Accounts payable	$ 17,600	$ 7,600
Accounts payable affiliates (Note C)	3,638,705	6,034,918
Capital contributions payable (Note D)	160,733	160,733
	3,817,038	6,203,251

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,541,940 and 5,555,990 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,881,918)	(5,298,941)

General Partner	(501,727)	(526,141)
	(3,383,645)	(5,825,082)
	$ 433,393	$ 378,169

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 440	$ 318
Other income	2,427,860	-
	2,428,300	318

Share of income from Operating Partnerships(Note D)	316,685	368,493

Expenses

Professional fees	6,120	5,950
Partnership management fee, net (Note C)	(9,590)	112,396
General and administrative expenses	25,747	49,359
	22,277	167,705

NET INCOME(LOSS)	$ 2,722,708	$ 201,106

Net income(loss) allocated to assignees	$ 2,695,480	$ 199,095

Net income(loss) allocated to general partner	$ 27,228	$ 2,011

Net income(loss) per BAC	$ .14	$ .01

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2014	2013

Income
Interest income	$ 40	$ 32
Other income	-	-
	40	32

Share of income from Operating Partnerships(Note D)	78,000	3,900

Expenses

Professional fees	1,224	1,190
Partnership management fee, net (Note C)	15,540	17,864
General and administrative expenses	5,009	9,270
	21,773	28,324

NET INCOME(LOSS)	$ 56,267	$ (24,392)

Net income(loss) allocated to assignees	$ 55,704	$ (24,148)

Net income(loss) allocated to general partner	$ 563	$ (244)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2014	2013

Income
Interest income	$ 57	$ 52
Other income	-	-
	57	52

Share of income from Operating Partnerships(Note D)	76,000	-

Expenses

Professional fees	1,224	1,190
Partnership management fee, net (Note C)	12,580	15,435
General and administrative expenses	4,087	7,196
	17,891	23,821

NET INCOME(LOSS)	$ 58,166	$ (23,769)

Net income(loss) allocated to assignees	$ 57,584	$ (23,531)

Net income(loss) allocated to general partner	$ 582	$ (238)

Net income(loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2014	2013

Income
Interest income	$ 139	$ 41
Other income	-	-
	139	41

Share of income from Operating Partnerships(Note D)	48,864	-

Expenses

Professional fees	1,224	1,190
Partnership management fee, net (Note C)	(19,043)	27,554
General and administrative expenses	4,040	7,101
	(13,779)	35,845

NET INCOME(LOSS)	$ 62,782	$ (35,804)

Net income(loss) allocated to assignees	$ 62,154	$ (35,446)

Net income(loss) allocated to general partner	$ 628	$ (358)

Net income(loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2014	2013

Income
Interest income	$ 69	$ 91
Other income	-	-
	69	91

Share of income from Operating Partnerships(Note D)	69,513	364,593

Expenses

Professional fees	1,224	1,190
Partnership management fee, net (Note C)	12,552	14,935
General and administrative expenses	4,566	8,779
	18,342	24,904

NET INCOME(LOSS)	$ 51,240	$ 339,780

Net income(loss) allocated to assignees	$ 50,728	$ 336,382

Net income(loss) allocated to general partner	$ 512	$ 3,398

Net income(loss) per BAC	$ .02	$ .11

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2014	2013

Income
Interest income	$ 135	$ 102
Other income	2,427,860	-
	2,427,995	102

Share of income from Operating Partnerships(Note D)	44,308	-

Expenses

Professional fees	1,224	1,190
Partnership management fee, net (Note C)	(31,219)	36,608
General and administrative expenses	8,045	17,013
	(21,950)	54,811

NET INCOME(LOSS)	$2,494,253	$ (54,709)

Net income(loss) allocated to assignees	$2,469,310	$ (54,162)

Net income(loss) allocated to general partner	$ 24,943	$ (547)

Net income(loss) per BAC	$ .45	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 988	$ 999
Other income	2,481,680	32,321
	2,482,668	33,320

Share of income from Operating Partnerships(Note D)	464,960	2,016,337

Expenses

Professional fees	136,607	137,560
Partnership management fee, net (Note C)	158,174	243,132
General and administrative expenses	62,587	92,112
	357,368	472,804

NET INCOME(LOSS)	$ 2,590,260	$ 1,576,853

Net income(loss) allocated to assignees	$ 2,564,357	$ 1,561,085

Net income(loss) allocated to general partner	$ 25,903	$ 15,768

Net income(loss) per BAC	$ .14	$ .08

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2014	2013

Income
Interest income	$ 95	$ 87
Other income	1	-
	96	87

Share of income from Operating Partnerships(Note D)	78,000	81,372

Expenses

Professional fees	22,075	24,210
Partnership management fee, net (Note C)	50,739	57,309
General and administrative expenses	12,321	17,501
	85,135	99,020

NET INCOME(LOSS)	$ (7,039)	$ (17,561)

Net income(loss) allocated to assignees	$ (6,969)	$ (17,385)

Net income(loss) allocated to general partner	$ (70)	$ (176)

Net income(loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2014	2013

Income
Interest income	$ 130	$ 163
Other income	12,065	5,600
	12,195	5,763

Share of income from Operating Partnerships(Note D)	76,000	250,276

Expenses

Professional fees	24,881	19,850
Partnership management fee, net (Note C)	38,203	36,275
General and administrative expenses	10,256	14,543
	73,340	70,668

NET INCOME(LOSS)	$ 14,855	$ 185,371

Net income(loss) allocated to assignees	$ 14,706	$ 183,517

Net income(loss) allocated to general partner	$ 149	$ 1,854

Net income(loss) per BAC	$ .01	$ .08

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2014	2013

Income
Interest income	$ 229	$ 125
Other income	16,113	6,345
	16,342	6,470

Share of income from Operating Partnerships(Note D)	160,139	13,811

Expenses

Professional fees	23,044	20,600
Partnership management fee, net (Note C)	6,311	48,065
General and administrative expenses	9,940	14,125
	39,295	82,790

NET INCOME(LOSS)	$ 137,186	$ (62,509)

Net income(loss) allocated to assignees	$ 135,814	$ (61,884)

Net income(loss) allocated to general partner	$ 1,372	$ (625)

Net income(loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2014	2013

Income
Interest income	$ 211	$ 220
Other income	3,802	1,188
	4,013	1,408

Share of income from Operating Partnerships(Note D)	69,513	662,903

Expenses

Professional fees	30,888	25,035
Partnership management fee, net (Note C)	27,364	30,361
General and administrative expenses	11,453	17,308
	69,705	72,704

NET INCOME(LOSS)	$ 3,821	$ 591,607

Net income(loss) allocated to assignees	$ 3,783	$ 585,691

Net income(loss) allocated to general partner	$ 38	$ 5,916

Net income(loss) per BAC	$ .00	$ .20

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2014	2013

Income
Interest income	$ 323	$ 404
Other income	2,449,699	19,188
	2,450,022	19,592

Share of income from Operating Partnerships(Note D)	81,308	1,007,975

Expenses

Professional fees	35,719	47,865
Partnership management fee, net (Note C)	35,557	71,122
General and administrative expenses	18,617	28,635
	89,893	147,622

NET INCOME(LOSS)	$2,441,437	$ 879,945

Net income(loss) allocated to assignees	$2,417,023	$ 871,146

Net income(loss) allocated to general partner	$ 24,414	$ 8,799

Net income(loss) per BAC	$ .44	$ .16

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(16,166,104)	$(1,556,173)	$(17,722,277)

Net income(loss)	2,564,357	25,903	2,590,260

Partners' capital (deficit), December 31, 2014	$(13,601,747)	$(1,530,270)	$(15,132,017)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2014	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2014	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2014	$(5,957,510)	$ (398,397)	$(6,355,907)

Net income(loss)	(6,969)	(70)	(7,039)

Partners' capital (deficit), December 31, 2014	$(5,964,479)	$ (398,467)	$(6,362,946)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2014	$ (1,431,373)	$ (211,340)	$ (1,642,713)

Net income(loss)	14,706	149	14,855

Partners' capital (deficit), December 31, 2014	$ (1,416,667)	$ (211,191)	$ (1,627,858)

Series 11
Partners' capital (deficit) April 1, 2014	$ (686,834)	$ (223,791)	$ (910,625)

Net income(loss)	135,814	1,372	137,186

Partners' capital (deficit), December 31, 2014	$ (551,020)	$ (222,419)	$ (773,439)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2014	$(2,706,940)	$ (281,010)	$(2,987,950)

Net income(loss)	3,783	38	3,821

Partners' capital (deficit), December 31, 2014	$(2,703,157)	$ (280,972)	$(2,984,129)

Series 14
Partners' capital (deficit) April 1, 2014	$(5,298,941)	$ (526,141)	$(5,825,082)

Net income(loss)	2,417,023	24,414	2,441,437

Partners' capital (deficit), December 31, 2014	$(2,881,918)	$ (501,727)	$(3,383,645)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 2,590,260	$ 1,576,853
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(464,960)	(2,016,337)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	30,500	20,700
Decrease in other assets	-	1,200
(Decrease) Increase in accounts payable affiliates	(2,399,533)	(1,809,525)

Net cash (used in) provided by operating activities	(243,733)	(2,227,109)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	464,960	2,271,662

Net cash provided by investing activities	464,960	2,271,662

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,227	44,553

Cash and cash equivalents, beginning	1,095,990	1,025,100

Cash and cash equivalents, ending	$ 1,317,217	$ 1,069,653

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ (7,039)	$ (17,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(78,000)	(81,372)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	(15,900)
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	55,890	63,898

Net cash (used in) provided by operating activities	(24,149)	(50,935)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	78,000	81,372

Net cash provided by investing activities	78,000	81,372

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,851	30,437

Cash and cash equivalents, beginning	120,474	101,496

Cash and cash equivalents, ending	$ 174,325	$ 131,933

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 14,855	$ 185,371
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(76,000)	(250,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	5,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	46,305	(260,907)

Net cash (used in) provided by operating activities	(11,840)	(320,812)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	76,000	250,276

Net cash provided by investing activities	76,000	250,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,160	(70,536)

Cash and cash equivalents, beginning	146,318	222,664

Cash and cash equivalents, ending	$ 210,478	$ 152,128

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 137,186	$ (62,509)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(160,139)	(13,811)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(35,194)	(29,304)

Net cash (used in) provided by operating activities	(53,147)	(105,624)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	160,139	115,336

Net cash provided by investing activities	160,139	115,336

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,992	9,712

Cash and cash equivalents, beginning	156,017	150,502

Cash and cash equivalents, ending	$ 263,009	$ 160,214

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 3,821	$ 591,607
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(69,513)	(662,903)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	20,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(70,321)	(563,306)

Net cash (used in) provided by operating activities	(128,513)	(614,602)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	69,513	662,903

Net cash provided by investing activities	69,513	662,903

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,000)	48,301

Cash and cash equivalents, beginning	297,212	182,782

Cash and cash equivalents, ending	$ 238,212	$ 231,083

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2014	2013
Cash flows from operating activities:

Net Income(loss)	$ 2,441,437	$ 879,945
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(81,308)	(1,007,975)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	11,600
Decrease in other assets	-	1,200
(Decrease) Increase in accounts payable affiliates	(2,396,213)	(1,019,906)

Net cash (used in) provided by operating activities	(26,084)	(1,135,136)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	81,308	1,161,775

Net cash provided by investing activities	81,308	1,161,775

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,224	26,639

Cash and cash equivalents, beginning	375,969	367,656

Cash and cash equivalents, ending	$ 431,193	$ 394,295

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2014

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2014 1,036,100 BACs in Series 7, 4,156,429 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,947,595 BACs in Series 12, and 5,541,940 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2014 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

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

Accounts payable affiliates at December 31, 2014 and 2013 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	18,630	20,864
Series 10	15,435	15,435
Series 11	23,514	28,554
Series 12	17,070	21,096
Series 14	38,001	40,227

	$ 112,650	$ 126,176

The partnership management fee paid for the quarters ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	36,445
Series 11	111,085	-
Series 12	-	351,048
Series 14	2,427,668	-

	$ 2,538,753	$ 387,493

The partnership management fee paid for the nine months ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	317,801
Series 11	111,085	115,335
Series 12	121,531	637,435
Series 14	2,514,668	1,161,775

	$ 2,747,284	$ 2,232,346

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2014, and 2013 the Partnership had limited partnership interests in 63 and 76 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2014 and 2013 by series is as follows:
	2014	2013
Series 7	-	-
Series 9	9	10
Series 10	8	9
Series 11	11	15
Series 12	10	13
Series 14	25	29

	63	76

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2014 and 2013 by series are as follows:
	2014	2013
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the nine months ended December 31, 2014, the Partnership disposed of thirteen Operating Partnerships. A summary of the disposition by Series for December 31, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	1	78,000	78,000
Series 10	1	-	76,000	76,000
Series 11	3	1	160,139	160,139
Series 12	3	-	69,513	69,513
Series 14	4	-	81,308	81,308
Total	11	2	$464,960	$464,960

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2014.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2014	2013

Revenues
Rental	$ 9,440,524	$ 11,553,191
Interest and other	165,984	465,948
	9,606,508	12,019,139

Expenses
Interest	1,168,915	1,790,543
Depreciation and amortization	2,342,878	2,762,312
Operating expenses	7,071,239	8,469,936
	10,583,032	13,022,791

NET LOSS	$ (976,524)	$(1,003,652)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (966,758)	$ (993,616)

Net loss allocated to other partners	$ (9,766)	$ (10,036)

*Amounts include $966,758 and $993,616 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2014

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

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2014	2013

Revenues
Rental	$ 1,475,316	$ 1,665,928
Interest and other	32,289	81,652
	1,507,605	1,747,580

Expenses
Interest	186,711	269,442
Depreciation and amortization	372,558	412,758
Operating expenses	1,052,733	1,143,169
	1,612,002	1,825,369

NET LOSS	$ (104,397)	$ (77,789)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (103,353)	$ (77,011)

Net loss allocated to other partners	$ (1,044)	$ (778)

*Amounts include $103,353 and $77,011 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10

	2014	2013

Revenues
Rental	$ 1,101,019	$ 1,379,493
Interest and other	22,995	36,813
	1,124,014	1,416,306

Expenses
Interest	122,289	173,590
Depreciation and amortization	276,257	327,030
Operating expenses	946,075	1,068,133
	1,344,621	1,568,753

NET LOSS	$ (220,607)	$ (152,447)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (218,401)	$ (150,923)

Net loss allocated to other partners	$ (2,206)	$ (1,524)

*Amounts include $218,401 and $150,923 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2014	2013

Revenues
Rental	$ 2,159,244	$ 2,446,817
Interest and other	32,752	90,099
	2,191,996	2,536,916

Expenses
Interest	249,449	381,945
Depreciation and amortization	530,579	569,016
Operating expenses	1,552,569	1,756,080
	2,332,597	2,707,041

NET LOSS	$ (140,601)	$ (170,125)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (139,195)	$ (168,424)

Net loss allocated to other partners	$ (1,406)	$ (1,701)

*Amounts include $139,195 and $168,424 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2014	2013

Revenues
Rental	$ 1,340,407	$ 1,956,870
Interest and other	19,659	141,101
	1,360,066	2,097,971

Expenses
Interest	177,095	321,686
Depreciation and amortization	295,322	506,306
Operating expenses	988,708	1,436,873
	1,461,125	2,264,865

NET LOSS	$ (101,059)	$ (166,894)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (100,048)	$ (165,225)

Net loss allocated to other partners	$ (1,011)	$ (1,669)

*Amounts include $100,048 and $165,225 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2014	2013

Revenues
Rental	$ 3,364,538	$ 4,104,083
Interest and other	58,289	116,283
	3,422,827	4,220,366

Expenses
Interest	433,371	643,880
Depreciation and amortization	868,162	947,202
Operating expenses	2,531,154	3,065,681
	3,832,687	4,656,763

NET LOSS	$ (409,860)	$ (436,397)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (405,761)	$ (432,033)

Net loss allocated to other partners	$ (4,099)	$ (4,364)

*Amounts include $405,761 and $432,033 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014
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
December 31, 2014
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2014 and 2013 in the amount of $2,481,680 and $32,321. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2014 were $112,650 and total partnership management fees accrued as of December 31, 2014 were $16,090,172. During the nine months ended December 31, 2014, the Partnership paid $2,747,284 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2014, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended December 31, 2014, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended December 31, 2014, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2014 the Partnership had $1,317,217 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31, 2014, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	9	174,325
10	24,288,997	2,428,925	08/24/90	8	210,478
11	24,735,002	2,489,599	12/27/90	11	263,009
12	29,710,003	2,972,795	04/30/91	10	238,212
14	55,728,997	5,574,290	01/27/92	25	431,193

	$186,398,017	18,679,738		63	$1,317,217

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2014 are $174,325, $210,478, $263,009, $228,971 and $270,460, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2014 and 2013 the Partnership held limited partnership interests in 63 and 76 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2014 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	18,630	3,090	15,540
Series 10	15,435	2,855	12,580
Series 11	23,514	42,557	(19,043)
Series 12	17,070	4,518	12,552
Series 14	38,001	69,220	(31,219)
	$ 112,650	$ 122,240	$ (9,590)

	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	55,890	5,151	50,739
Series 10	46,305	8,102	38,203
Series 11	75,891	69,580	6,311
Series 12	51,210	23,846	27,364
Series 14	118,455	82,898	35,557
	$ 347,751	$ 189,577	$ 158,174

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2014 and 2013.

(Series 9)

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2014 and 2013, Series 9 reflects loss from Operating Partnerships of $(104,397) and $(77,789), respectively, which includes depreciation and amortization of $372,558 and $412,758, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. In 2013, the property continued to maintain strong occupancy and as of December 31, 2013, occupancy was 90%. As of December 31, 2014, occupancy dropped to 83% due to some evictions for non-payment of rent and lease violations. Occupancy has averaged 85% in 2014. As the result, the property is operating below breakeven in 2014. To maintain stable occupancy and to remain competitive in the market, management is continuing to keep rental rates low. The management company continues to market available units to the local housing authorities and performs various outreach efforts to attract qualified applicants. The operating general partner continues to fund deficits as needed. The mortgage, insurance, and all payables are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In April 2014, the operating general partner of Kristin Park Apartments Limited entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on November 14, 2014. The sales price of the property was $1,376,484, which included the outstanding mortgage balance of approximately $1,291,484 and cash proceeds to the investment partnership of $85,000. Of the total proceeds received by the investment partnership, $2,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $78,000 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $78,000 as of December 31, 2014.

(Series 10)

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2014 and 2013, Series 10 reflects net loss from Operating Partnerships of $(220,607) and $(152,447), respectively, which includes depreciation and amortization of $276,257 and $327,030, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Meadowbrook Properties II, LP (Meadowbrook Lane Apartments) is a 50-unit family property located in Americus, GA. The property has operated below breakeven for several years with occupancy averaging below 90%. The property continues to operate below breakeven in 2014 due to high vacancy loss. Occupancy has reported a slight improvement, averaging 90% through December 31, 2014. The operating general partner recently informed the investment general partner that the property received a new tax assessment, which has effectively increased taxes by 15%. In October 2014, the assessed value was settled; the property received a refund for the 2012-2013 taxes, as well as a reduced 2014 bill. Deficits are being funded by accruing the related party management fee. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

Stratford Square, Limited Partnership (Stratford Square Apartments) is a 24-unit elderly property located in Brundidge, AL. The property operated below breakeven in 2012 and 2013, while maintaining strong occupancy of 94% and 99%, respectively. Although average occupancy was 97% through September 2014, insufficient rents and high utility and maintenance expenses caused operations to be below breakeven. The operating general partner and affiliated management company have been unresponsive to all calls and written requests for fourth quarter occupancy and operating information. The 15-year low income housing tax credit compliance period expired on December 31, 2007.

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

In December 2014, the investment general partner transferred its interest in Candlewick Place to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,144,978 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $76,000 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $76,000 as of December 31, 2014.

(Series 11)

As of December 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2014 and 2013, Series 11 reflects net loss from Operating Partnerships of $(140,601) and $(170,125), respectively, which includes depreciation and amortization of $530,579 and $569,016, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Fork Heights, LTD (South Fork Heights Apartments) is a 48-unit family property in South Fork, CO and is financed by Rural Development. The original operating general partner was replaced in January 2011 at the request of Rural Development. The property is in poor physical condition and has consistently struggled to maintain strong occupancy. The property closed 2013 at 70% occupied. The property operated above breakeven in 2013 despite low occupancy and elevated operating expense levels. In 2014, operations have fallen below breakeven with reported ending occupancy of 67% as of December 31, 2014. There is significant deferred maintenance at the site. Replacement Reserves have been funded and are available with Rural Development approval. Rural Development approved the property to receive a Multi-Family Housing Preservation and Revitalization Restructuring Program (MPR) Loan in 2008. However, the loan amount was insufficient to complete the needed property improvements. The operating general partner felt that they had exhausted all potential options for financing and was unsuccessful in securing additional funds. Subsequently, the operating general partner requested that its interest be transferred. At the close of the first quarter 2014, the investment general partner approved an operating general partner interest and management agent transfer. In the third quarter of 2014, the operating general partner and management agent applied for and received an allocation of Low Income Housing Tax Credits. Rural Development formally approved the operating general partner transfer in the fourth quarter of 2014 allowing the investment general partner to sell its interest structured around the tax credit allocation. In the fourth quarter of 2014, management submitted a budget for 2015 indicating they will substantially draw down reserves for carpet and vinyl replacement, plumbing repairs and to seal and stripe the parking lot. This is in addition to the $7,000 of withdrawals that occurred during the second and third quarter of 2014. A 2% rent increase was approved by Rural Development effective January 1, 2015. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, LTD.

In April 2013, the investment general partner transferred 49.99% of its interest in RPI Limited Partnership #18 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,155,533 and cash proceeds to the investment partnership of $18,811. Of the proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,811 were returned to cash reserves held by Series 11. The remaining 50.01% investment limited partner interest in the Operating Partnership transferred in April 2014 for cash proceeds of $190, which were returned to the cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $13,811 as of June 30, 2013, and $190 as June 30, 2014.

On September 29, 2014 the operating general partner of Elderly Housing of Macon, Limited Partnership sold the property to an entity affiliated with the operating general partner. The sales price of the property was $1,607,344, which included the outstanding mortgage balance of approximately $1,452,382 and cash proceeds to the investment partnership of $154,962. Of the total proceeds received by the investment partnership, $38,877 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $111,085 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $111,085 as of September 30, 2014.

In December 2014, the investment general partner transferred its interest in Kaplan Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $860,256 and cash proceeds to the investment partnership of $26,496. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,996 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $23,996 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Washington Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $888,362 and cash proceeds to the investment partnership of $27,368. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,868 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $24,868 as of December 31, 2014.

(Series 12)

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2014 and 2013, Series 12 reflects net loss from Operating Partnerships of $(101,059) and $(166,894), respectively, which includes depreciation and amortization of $295,322 and $506,306, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. The property has operated below breakeven for the past several years due to low occupancy and high operating expenses. Rural Development (RD) approved a workout plan in the third quarter of 2011 to stabilize the property, consisting of a rental rate increase and an increase in the monthly replacement reserve deposit. Occupancy ended 2013 at 87% while averaging 90% for the year with operations below breakeven status. Occupancy improved to 100% as of December 31, 2014. Despite a rental rate increase in the fourth quarter, the property operated below breakeven in 2014 while underfunding the replacement reserve account. Management stated that they compete with the newer properties in the area. They are marketing the property by posting fliers at various churches, stores, and community centers around the town. Most recently, they have provided flyers to the local housing authority. The mortgage, real estate tax, and insurance payments are current through December 31, 2014. The Operating General Partner funds deficits by foregoing required reserve deposits and continues to advance funds and accrue its affiliated property management fee. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.

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

Jessup Limited Partnership (Fox Run Apartments) is a 24-unit family property located in Jessup, Georgia. In 2013, the property operated below breakeven due to low occupancy, averaging 83% for the year combined with high operating expenses. In 2014, occupancy continues to struggle, but management reports occupancy has increased to 88% as of December 31, 2014. Management reported difficulties in finding residents who could afford the rents, as only 17 of the 24 units receive rental assistance. The property is operating at breakeven with reduced operating expenses. The operating general partner funds deficits by accruing affiliated management fees and through cash advances. The mortgage, taxes and insurance payments are all current. The 15-year low income housing tax credit compliance period expired on December 31, 2006.

In December 2014, the investment general partner transferred its interest in Melville Plaza Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $824,349 and cash proceeds to the investment partnership of $25,427. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,927 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $22,927 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Oakleigh Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,207 and cash proceeds to the investment partnership of $26,054. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,554 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $23,554 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Oakwood Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $821,095 and cash proceeds to the investment partnership of $25,532. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,032 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $23,032 as of December 31, 2014.

(Series 14)

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2014 and 2013, Series 14 reflects net loss from Operating Partnerships of $(409,860) and $(436,397), respectively, which includes depreciation and amortization of $868,162 and $947,202, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. On June 16, 2014, the property experienced a devastating fire, rendering all units uninhabitable. The cause was determined to be unattended smoking materials. All residents have been housed by family, friends, or the Red Cross. There were no injuries. The investment general partner received $2,427,668 from the insurance company which has been recorded as other income. The 15-year low income housing tax credit compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

In December 2014, the investment general partner transferred its interest in Lakeview Meadows LDHA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,234,500 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2014.

Bridge Coalition Limited Partnership (The Bridge Building) is a 15-unit, one-building apartment complex located in New York, New York.  The property was 100% occupied as of December 31, 2014. The property operated above breakeven in 2013 on an accrual basis; however, it operated at a cash deficit after accounting for the growth in tenant receivables. This trend continued through the fourth quarter of 2014. In an effort to improve collections, management assigned a social services person to the site two days per week starting in September 2014 to create structured payment plans with the residents who are behind on their rent.  The investment general partner continues to receive monthly aged tenant receivables summaries to monitor management's collection efforts.  The investment general partner conducted a site visit in the third quarter of 2014. The property had minor deferred maintenance items which the operating general partner confirmed were addressed during the fourth quarter. The property also has experienced roof leaks and leaks around the windows due to needed repointing. The operating general partner states they are in the process of receiving bids for the roof and repointing work and expect the work to be completed in 2015. The mortgage, insurance, and taxes are all current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Bridge Coalition Limited Partnership.  The investment limited partner is exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

In December 2014, the investment general partner transferred its interest in Blanchard Senior Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $553,590 and cash proceeds to the investment partnership of $23,424. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,924 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $20,924 as of December 31, 2014.

In September 2014, the investment general partner transferred its interest in New River Overlook Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,368,712 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $37,000 as of September 30, 2014.

In December 2014, the investment general partner its interest in Hessmer Village Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $838,611 and cash proceeds to the investment partnership of $25,884. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,384 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $23,384 as of December 31, 2014.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 13, 2015	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.