Form 10-K
period 2015-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2015-06-25
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015 or

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

Registrant’s telephone number, including area code (617) 624-8900

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
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2015

TABLE OF CONTENTS

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

As of March 31, 2015, the Partnership had invested in a total of 59 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 9 Operating Partnerships on behalf of Series 9, 7 Operating Partnerships on behalf of Series 10, 10 Operating Partnerships on behalf of Series 11, 10 Operating Partnerships on behalf of Series 12, and 23 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Partnership has acquired a limited partnership interest in each of the 59 Operating Partnerships in 6 series identified in the table set forth below. In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2015

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Fountain Green Apartments	Crestview, FL	24	$651,664	6/90	5/90	100%	$164,534

Garden Lake Apartments	Immokalee, FL	65	2,025,313	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	373,048	6/90	6/90	100%	383,100

Grifton Manor Apts.	Grifton, NC	40	1,091,036	9/93	2/94	100%	261,645

Longmeadow Apartments	Skowhegan, ME	28	1,363,426	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,355,481	5/90	3/90	100%	321,908

Pine Ridge Place	Polkton, NC	16	572,893	1/94	12/93	100%	114,730

Quail Hollow II	Raleigh, NC	36	2,205,797	7/90	9/90	100%	313,521

Village Oaks Apartments II	Live Oak, FL	24	669,344	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Athens Park Apartments	Athens,AL	48	$1,234,737	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	677,224	8/89	11/90	100%	168,234

Cedarstone Apts.	Poplarville,MS	24	709,669	5/93	5/93	100%	180,800

Meadowbrook Lane Apartments	Americus,GA	50	1,349,388	9/90	3/90	100%	336,264

Stratford Square Apartments	Brundidge, AL	24	695,739	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee,FL	45	1,349,301	11/92	3/93	100%	246,230

Woodside Apartments	Lisbon, ME	28	1,366,899	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Buckeye Senior Apartments	Buckeye, AZ	41	$1,229,149	12/90	8/90	100%	$311,480

Elmwood Manor Apartments	Eutaw, AL	47	1,497,940	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	897,016	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	845,540	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,239,809	2/91	4/91	100%	1,184,275

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2015

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Lakewood Village Apartments	Lake Providence, LA	32	$885,769	1/91	5/91	100%	$223,827

Oatka Meadows	Warsaw, NY	24	845,260	11/90	6/90	100%	206,670

South Fork Heights	South Fork, CO	48	1,324,337	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	720,887	12/90	9/90	100%	206,888

Wildridge Apartments	Jesup, GA	48	1,228,514	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Bowman Village Apartments	Bowman, GA	24	$615,359	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,012,342	4/91	4/91	100%	323,941

Fox Run Apartments	Jesup, GA	24	396,190	12/91	7/92	100%	150,033

Hunters Park Apartments	Tarboro, NC	40	1,299,353	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,239,809	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	844,711	3/91	4/91	100%	186,780

Rockmoor Apartments	Banner Elk, NC	12	518,442	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	666,009	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	479,340	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	490,265	3/91	3/91	100%	96,868

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Ada Village Apts.	Ada, OK	44	$866,674	1/93	11/93	100%	$158,976

Blanchard Village Apts.	Blanchard, OK	8	189,251	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,056,495	7/91	9/91	100%	237,873

The Bridge Building	New York, NY	15	-	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	673,745	7/91	11/90	100%	160,600

Cedar View Apartments	Brinkley, AR	32	1,159,448	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,298,047	10/91	1/92	100%	326,310

Davis Village Apts.	Davis, OK	44	994,211	1/93	9/93	100%	180,452

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2015

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Devenwood Apartments	Ridgeland, SC	24	$798,174	7/92	1/93	100%	$186,000

Duncan Village Apts.	Duncan, OK	48	924,062	1/93	11/93	100%	172,005

Fairground Place Apts.	Bedford, KY	19	643,186	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	853,916	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,329,468	1/92	6/91	100%	226,000

Greenleaf Apartments	Bowdoinham, ME	21	1,040,638	11/91	8/92	100%	295,085

Kingfisher Village Apts.	Kingfisher, OK	8	117,756	1/93	12/93	100%	24,365

Lexington Village Apts.	Lexington, OK	8	177,147	1/93	11/93	100%	32,178

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2015

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Maysville Village Apts.	Maysville, OK	8	$183,886	1/93	10/93	100%	$33,726

Montague Place Apartments	Caro, MI	28	1,049,175	12/91	12/91	100%	432,320

Newellton Place Apartments	Newellton, LA	32	816,356	2/92	4/92	100%	190,600

Pineridge Elderly	Walnut Cove, NC	24	851,744	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	90,991	1/93	3/93	100%	21,373

Snow Hill Ridge Apartments	Raleigh, NC	32	987,962	10/91	12/91	100%	307,524

Wynnewood Village Apts.	Wynnewood, OK	16	379,995	1/93	11/93	100%	67,443

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Partnership is classified as a limited partnership and has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2015, the Partnership has 10,531 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 7 consists of 739 investors holding 1,036,100 BACs, Series 9 consists of 2,002 investors holding 4,178,029 BACs, Series 10 consists of 1,490 investors holding 2,428,925 BACs, Series 11 consists of 1,254 investors holding 2,489,599 BACs, Series 12 consists of 1,769 investors holding 2,972,795 BACs, and Series 14 consists of 3,277 investors holding 5,574,290 BACs at March 31, 2015.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2015.

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

Liquidity

The Partnership's primary source of funds was the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2015 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2015 the Partnership accrued $441,357 and paid $4,008,284 in annual partnership management fees. As of March 31, 2015 the accrued partnership management fees totaled $14,922,778. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2015, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2015, represented $0 in working capital.

(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2015, 46 of the properties had been disposed of and 9 remain. Cash and Cash Equivalents for Series 9 at March 31, 2015, represented $163,039 in working capital.

(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2015, 38 of the properties had been disposed of and 7 remain. Cash and Cash Equivalents for Series 10 at March 31, 2015, represented $205,732 in working capital.

(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2015, 30 of the properties had been disposed of and 10 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2015, represented $211,756 in working capital.

(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2015, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2015, 43 of the properties had been disposed of and 10 remain. The Partnership has completed payment of all installments of its capital contributions to 9 of the 10 remaining Operating Partnerships. At March 31, 2015, working capital of $150,780 consists of cash and cash equivalents less capital contributions payable.

(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2015, the Partnership did not use any of Series 14's net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2015 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2015, 78 of the properties had been disposed of and 23 remain. The Partnership has completed payment of all installments of its capital contributions to 13 of the remaining 23 Operating Partnerships. At March 31, 2015, working capital of $781,553 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2015 and 2014 was $223,649 and $350,343, respectively. The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7). The series had a total of 0 properties at March 31, 2015 and 2014.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $0 and $0, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 7 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 7 was $0 and $0, respectively.

(Series 9). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 9 properties as of March 31, 2015, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $590,668 and $1,001,959, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2015 and 2014, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 9 was $(29,822) and $(37,650), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

In April 2014, the operating general partner of Kristin Park Apartments Limited entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on November 14, 2014. The sales price of the property was $1,376,484, which included the outstanding mortgage balance of approximately $1,291,484 and cash proceeds to the investment partnership of $85,000. Of the total proceeds received by the investment partnership, $2,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $78,000 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $78,000 as of December 31, 2014.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Glenwood Hotel Investors

(Series 10). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2015, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2014 and 2013 the series, in total, generated $374,016 and $1,759,955, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2015 and 2014, the Investments in Operating Partnerships for Series 10 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 10 was $344,687 and $174,126, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030, as of March 31, 2015.

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

In December 2014, the investment general partner transferred its interest in Candlewick Place to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,144,978 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $76,000 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $76,000 as of December 31, 2014.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Autumn Lane Limited Partnership
Meadowbrook Properties II, Limited Partnership
Stratford Square, Limited Partnership

(Series 11). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2015, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $1,228,847 and $381,469, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 11 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 11 was $508,332 and $(95,260), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

In December 2014, the investment general partner transferred its interest in Kaplan Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $860,256 and cash proceeds to the investment partnership of $26,496. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,996 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $23,996 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Washington Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $888,362 and cash proceeds to the investment partnership of $27,368. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,868 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expenses, was recorded in the amount of $24,868 as of December 31, 2014.

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030, as of March 31, 2015.

(Series 12). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2015, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $616,777 and $3,130,051, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2015 and 2014, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 12 was $(10,347) and $693,634, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

In December 2014, the investment general partner transferred its interest in Melville Plaza Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $824,349 and cash proceeds to the investment partnership of $25,427. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,927 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $22,927 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Oakleigh Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,207 and cash proceeds to the investment partnership of $26,054. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,554 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $23,554 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Oakwood Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $821,095 and cash proceeds to the investment partnership of $25,532. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,032 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $23,032 as of December 31, 2014.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Briarwick Apartments, Limited, A KY Limited Partnership
Jessup Limited Partnership

(Series 14). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 23 properties at March 31, 2015, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $1,559,369 and $1,425,630, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2015 and 2014, the Investments in Operating Partnerships for Series 14 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015 and 2014, the net income (loss) for series 14 was $3,335,921 and $1,030,027, respectively. The major components of these amounts are the Partnership's share of income from Operating Partnership, the partnership management fee, and other income.

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

In December 2014, the investment general partner transferred its interest in Blanchard Senior Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $553,590 and cash proceeds to the investment partnership of $23,424. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,924 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $20,924 as of December 31, 2014.

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

In December 2014, the investment general partner its interest in Hessmer Village Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $838,611 and cash proceeds to the investment partnership of $25,884. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,384 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $23,384 as of December 31, 2014.

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030, as of March 31, 2015.

In January 2015, the investment general partner transferred its interest in Victoria Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,144,922 and cash proceeds to the investment partnership of $130,400. Of the total proceeds received, $9,057 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the proceeds from the transfer, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds from the transfer of approximately $118,343 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $118,343 as of March 31, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Bridge Coalition Limited Partnership

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2015. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2015, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

	(c)	Changes in Internal Controls

There were no changes in the Partnership management’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

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

John P. Manning, age 66, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 53, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 68, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 51, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2015 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2015 was $441,357. The annual partnership management fee paid during the year ended March 31, 2015 was $4,008,284. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $57,653 for amounts charged to operations during the year ended March 31, 2015. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2015, $0 were paid to an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2015, 18,679,738 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Everest Housing
199 South Los Robles Ave., Suite 200
Pasadena, CA 91101

Series	% of BACs held
Series 12	9.00%
Series 14	7.23%

2.	Summit Venture
P.O. Box 47638
Phoenix, AZ 85068

Series	% of BACs held
Series 9	9.38%
Series 10	5.16%
Series 11	14.00%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.

(c)	Changes in control.

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

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2015.

(b)	Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services Fees paid to the Partnership’s independent auditors for fiscal year 2015 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$14,872	$17,397	$15,497	$21,922	$23,447

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	5,230	5,860	6,070	7,150	9,430

All Other Fees	-	1,356	1,007	860	1,199	2,225

Total	$-	$21,458	$24,264	$22,427	$30,271	$35,102

Fees paid to the Partnership’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$19,070	$15,120	$15,520	$18,870	$35,770

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	6,330	5,920	5,920	7,355	12,070

All Other Fees	-	-	-	-	-	-

Total	$-	$25,400	$21,040	$21,440	$26,225	$47,840

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2015 and 2014

Statement of Operations, Years ended March 31, 2015, and 2014

Statements of Changes in Partners' Capital, Years ended March 31, 2015, and 2014

Statements of Cash Flows, Years ended March 31, 2015, and 2014

Notes to Financial Statements, March 31, 2015, and 2014

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund II, L.P. Annual Report on Form 10-K for the period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

Date:	By:	C&M Management Inc.,
General Partner

June 25, 2015	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 25, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.
John P. Manning

June 25, 2015	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.
Marc N. Teal

