Form 10-Q
period 2015-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2015-08-13
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-16
Condensed Statements of Changes in Partners' Capital (Deficit)	17-20
Condensed Statements of Cash Flows	21-27
Notes to Condensed Financial Statements	28-41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	42-54

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 1,649,670	$ 1,682,834
Other assets	961,953	2,200
	$ 2,611,623	$ 1,685,034

LIABILITIES
Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	15,164,518	15,075,966
Capital contributions payable (Note D)	169,974	169,974
	15,347,092	15,258,540
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,588,788 outstanding as of June 30, 2015 and March 31, 2015.	(11,229,163)	(12,058,821)
General Partner	(1,506,306)	(1,514,685)
	(12,735,469)	(13,573,506)
	$ 2,611,623	$ 1,685,034

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of June 30, 2015 and March 31, 2015.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 157,479	$ 163,039
Other assets	-	-
	$ 157,479	$ 163,039

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,565,265	6,548,768
Capital contributions payable (Note D)	-	-
	6,565,265	6,548,768

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,156,429 outstanding as of June 30, 2015 and March 31, 2015.	(6,008,870)	(5,987,034)

General Partner	(398,916)	(398,695)

	(6,407,786)	(6,385,729)
	$ 157,479	$ 163,039

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 199,394	$ 205,732
Other assets	-	-
	$ 199,394	$ 205,732
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,516,103	1,503,758
Capital contributions payable (Note D)	-	-
	1,516,103	1,503,758

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of June 30, 2015 and March 31, 2015.	(1,108,629)	(1,090,133)

General Partner	(208,080)	(207,893)
	(1,316,709)	(1,298,026)
	$ 199,394	$ 205,732

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 205,615	$ 211,756
Other assets	574,796	-
	$ 780,411	$ 211,756

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	633,369	614,049
Capital contributions payable (Note D)	-	-
	633,369	614,049

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of June 30, 2015 and March 31, 2015.	360,257	(183,585)

General Partner	(213,215)	(218,708)
	147,042	(402,293)
	$ 780,411	$ 211,756

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 154,486	$ 160,021
Other assets	384,957	-
	$ 539,443	$ 160,021

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,162,067	3,149,077
Capital contributions payable (Note D)	9,241	9,241
	3,171,308	3,158,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,947,595 and 2,947,595 outstanding as of June 30, 2015 and March 31, 2015.	(2,354,416)	(2,717,184)

General Partner	(277,449)	(281,113)
	(2,631,865)	(2,998,297)
	$ 539,443	$ 160,021

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 932,696	$ 942,286
Other assets	2,200	2,200
	$ 934,896	$ 944,486

LIABILITIES

Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	3,287,714	3,260,314
Capital contributions payable (Note D)	160,733	160,733
	3,461,047	3,433,647

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,540,940 and 5,540,940 outstanding as of June 30, 2015 and March 31, 2015.	(2,032,999)	(1,996,379)

General Partner	(493,152)	(492,782)
	(2,526,151)	(2,489,161)
	$ 934,896	$ 944,486

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 412	$ 280
Other income	-	51,672
	412	51,952

Share of income from Operating Partnerships(Note D)	959,753	190

Expenses

Professional fees	23,340	25,540
Partnership management fee, net (Note C)	83,396	60,419
General and administrative expenses	15,392	15,720
	122,128	101,679

NET INCOME(LOSS)	$ 838,037	$ (49,537)

Net income(loss) allocated to assignees	$ 829,658	$ (49,042)

Net income(loss) allocated to general partner	$ 8,379	$ (495)

Net income(loss) per BAC	$ .04	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2015	2014

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2015	2014

Income
Interest income	$ 37	$ 29
Other income	-	-
	37	29

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	3,810	3,975
Partnership management fee, net (Note C)	15,197	18,630
General and administrative expenses	3,087	3,171
	22,094	25,776

NET INCOME(LOSS)	$ (22,057)	$ (25,747)

Net income(loss) allocated to assignees	$ (21,836)	$ (25,490)

Net income(loss) allocated to general partner	$ (221)	$ (257)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2015	2014

Income
Interest income	$ 53	$ 37
Other income	-	11,065
	53	11,102

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	3,645	4,445
Partnership management fee, net (Note C)	12,345	10,188
General and administrative expenses	2,746	2,735
	18,736	17,368

NET INCOME(LOSS)	$ (18,683)	$ (6,266)

Net income(loss) allocated to assignees	$ (18,496)	$ (6,203)

Net income(loss) allocated to general partner	$ (187)	$ (63)

Net income(loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2015	2014

Income
Interest income	$ 130	$ 44
Other income	-	15,822
	130	15,866

Share of income from Operating Partnerships(Note D)	574,796	190

Expenses

Professional fees	4,635	4,605
Partnership management fee, net (Note C)	18,320	100
General and administrative expenses	2,636	2,561
	25,591	7,266

NET INCOME(LOSS)	$ 549,335	$ 8,790

Net income(loss) allocated to assignees	$ 543,842	$ 8,702

Net income(loss) allocated to general partner	$ 5,493	$ 88

Net income(loss) per BAC	$ .22	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2015	2014

Income
Interest income	$ 65	$ 76
Other income	-	3,802
	65	3,878

Share of income from Operating Partnerships(Note D)	384,957	-

Expenses

Professional fees	4,305	5,390
Partnership management fee, net (Note C)	11,334	(2,258)
General and administrative expenses	2,951	2,976
	18,590	6,108

NET INCOME(LOSS)	$ 366,432	$ (2,230)

Net income(loss) allocated to assignees	$ 362,768	$ (2,208)

Net income(loss) allocated to general partner	$ 3,664	$ (22)

Net income(loss) per BAC	$ .12	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2015	2014

Income
Interest income	$ 127	$ 94
Other income	-	20,983
	127	21,077

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	6,945	7,125
Partnership management fee, net (Note C)	26,200	33,759
General and administrative expenses	3,972	4,277
	37,117	45,161

NET INCOME(LOSS)	$ (36,990)	$ (24,084)

Net income(loss) allocated to assignees	$ (36,620)	$ (23,843)

Net income(loss) allocated to general partner	$ (370)	$ (241)

Net income(loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,058,821)	$(1,514,685)	$(13,573,506)

Net income(loss)	829,658	8,379	838,037

Partners' capital (deficit), June 30, 2015	$(11,229,163)	$(1,506,306)	$(12,735,469)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2015	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2015	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2015	$(5,987,034)	$ (398,695)	$(6,385,729)

Net income(loss)	(21,836)	(221)	(22,057)

Partners' capital (deficit), June 30, 2015	$(6,008,870)	$ (398,916)	$(6,407,786)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2015	$ (1,090,133)	$ (207,893)	$ (1,298,026)

Net income(loss)	(18,496)	(187)	(18,683)

Partners' capital (deficit), June 30, 2015	$ (1,108,629)	$ (208,080)	$ (1,316,709)

Series 11
Partners' capital (deficit) April 1, 2015	$ (183,585)	$ (218,708)	$ (402,293)

Net income(loss)	543,842	5,493	549,335

Partners' capital (deficit), June 30, 2015	$ 360,257	$ (213,215)	$ 147,042

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2015	$(2,717,184)	$ (281,113)	$(2,998,297)

Net income(loss)	362,768	3,664	366,432

Partners' capital (deficit), June 30, 2015	$(2,354,416)	$ (277,449)	$(2,631,865)

Series 14
Partners' capital (deficit) April 1, 2015	$(1,996,379)	$ (492,782)	$(2,489,161)

Net income(loss)	(36,620)	(370)	(36,990)

Partners' capital (deficit), June 30, 2015	$(2,032,999)	$ (493,152)	$(2,526,151)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 838,037	$ (49,537)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(959,753)	(190)
Changes in assets and liabilities
Increase in accounts payable affiliates	88,552	117,735

Net cash (used in) provided by operating activities	(33,164)	68,008

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	190

Net cash provided by investing activities	-	190

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,164)	68,198

Cash and cash equivalents, beginning	1,682,834	1,095,990

Cash and cash equivalents, ending	$ 1,649,670	$ 1,164,188

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (22,057)	$ (25,747)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	16,497	18,630

Net cash (used in) provided by operating activities	(5,560)	(7,117)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,560)	(7,117)

Cash and cash equivalents, beginning	163,039	120,474

Cash and cash equivalents, ending	$ 157,479	$ 113,357

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (18,683)	$ (6,266)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	12,345	15,435

Net cash (used in) provided by operating activities	(6,338)	9,169

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,338)	9,169

Cash and cash equivalents, beginning	205,732	146,318

Cash and cash equivalents, ending	$ 199,394	$ 155,487

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 549,335	$ 8,790
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(574,796)	(190)
Changes in assets and liabilities
Increase in accounts payable affiliates	19,320	26,373

Net cash (used in) provided by operating activities	(6,141)	34,973

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	190

Net cash provided by investing activities	-	190

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,141)	35,163

Cash and cash equivalents, beginning	211,756	156,017

Cash and cash equivalents, ending	$ 205,615	$ 191,180

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 366,432	$ (2,230)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(384,957)	-
Changes in assets and liabilities
Increase in accounts payable affiliates	12,990	17,070

Net cash (used in) provided by operating activities	(5,535)	14,840

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,535)	14,840

Cash and cash equivalents, beginning	160,021	297,212

Cash and cash equivalents, ending	$ 154,486	$ 312,052

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (36,990)	$ (24,084)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	27,400	40,227

Net cash (used in) provided by operating activities	(9,590)	16,143

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,590)	16,143

Cash and cash equivalents, beginning	942,286	375,969

Cash and cash equivalents, ending	$ 932,696	$ 392,112

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2015 1,036,100 BACs in Series 7, 4,156,429 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,947,595 BACs in Series 12, and 5,540,940 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2015 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable affiliates at June 30, 2015 and 2014 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	16,497	18,630
Series 10	12,345	15,435
Series 11	19,320	26,373
Series 12	12,990	17,070
Series 14	27,400	40,227

	$ 88,552	$ 117,735

The partnership management fee paid for the quarters ended June 30, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	-	-
Series 14	-	-

	$ -	$ -

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2015, and 2014 the Partnership had limited partnership interests in 57 and 75 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2015 and 2014 by series is as follows:
	2015	2014
Series 7	-	-
Series 9	9	10
Series 10	7	9
Series 11	9	14
Series 12	9	13
Series 14	23	29

	57	75

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2015 and 2014 by series are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the three months ended June 30, 2015, the Partnership disposed of two Operating Partnerships. A summary of the disposition by Series for June 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	-	1	-	574,796
Series 12	-	1	-	384,957
Series 14	-	-	-	-
Total	-	2	$-	$959,753

* Partnership proceeds from disposition does not include $574,796 and $384,957 recorded as a receivable as of June 30, 2015, for Series 11 and Series 12, respectively.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2015.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2015	2014

Revenues
Rental	$ 2,452,174	$ 3,419,250
Interest and other	39,822	61,713
	2,491,996	3,480,963

Expenses
Interest	297,368	432,561
Depreciation and amortization	571,199	836,052
Operating expenses	1,928,836	2,606,781
	2,797,403	3,875,394

NET LOSS	$ (305,407)	$ (394,431)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (302,354)	$ (390,487)

Net loss allocated to other partners	$ (3,053)	$ (3,944)

*Amounts include $302,354 and $390,487 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2015	2014

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2015	2014

Revenues
Rental	$ 467,129	$ 508,937
Interest and other	6,873	15,187
	474,002	524,124

Expenses
Interest	62,250	60,156
Depreciation and amortization	114,888	129,186
Operating expenses	356,403	377,155
	533,541	566,497

NET LOSS	$ (59,539)	$ (42,373)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (58,944)	$ (41,949)

Net loss allocated to other partners	$ (595)	$ (424)

*Amounts include $58,944 and $41,949 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10

	2015	2014

Revenues
Rental	$ 317,199	$ 393,328
Interest and other	5,445	9,008
	322,644	402,336

Expenses
Interest	36,267	44,041
Depreciation and amortization	73,359	95,775
Operating expenses	270,110	318,457
	379,736	458,273

NET LOSS	$ (57,092)	$ (55,937)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (56,521)	$ (55,378)

Net loss allocated to other partners	$ (571)	$ (559)

*Amounts include $56,521 and $55,378 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2015	2014

Revenues
Rental	$ 478,779	$ 786,149
Interest and other	7,003	7,810
	485,782	793,959

Expenses
Interest	52,618	88,937
Depreciation and amortization	116,773	191,696
Operating expenses	353,130	546,486
	522,521	827,119

NET LOSS	$ (36,739)	$ (33,160)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (36,372)	$ (32,828)

Net loss allocated to other partners	$ (367)	$ (332)

*Amounts include $36,372 and $32,828 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2015	2014

Revenues
Rental	$ 291,141	$ 489,237
Interest and other	10,317	7,122
	301,458	496,359

Expenses
Interest	37,564	67,078
Depreciation and amortization	65,427	107,402
Operating expenses	219,803	382,312
	322,794	556,792

NET LOSS	$ (21,336)	$ (60,433)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (21,123)	$ (59,829)

Net loss allocated to other partners	$ (213)	$ (604)

*Amounts include $21,123 and $59,829 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2015	2014

Revenues
Rental	$ 897,926	$ 1,241,599
Interest and other	10,184	22,586
	908,110	1,264,185

Expenses
Interest	108,669	172,349
Depreciation and amortization	200,752	311,993
Operating expenses	729,390	982,371
	1,038,811	1,466,713

NET LOSS	$ (130,701)	$ (202,528)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (129,394)	$ (200,503)

Net loss allocated to other partners	$ (1,307)	$ (2,025)

*Amounts include $129,394 and $200,503 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2015 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.  Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expected to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation has taken longer than originally projected. At this time, the General Partner estimates that an additional two to four years will be needed to effectuate the liquidation as approved by the BAC holders, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. As liquidation is not imminent, the Partnership will continue to report as a going concern.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2015 and 2014 in the amount of $0 and $51,672. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2015 were $88,552 and total partnership management fees accrued as of June 30, 2015 were $15,011,330. During the three months ended June 30, 2015, the Partnership did not pay any accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2015, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2015, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2015, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2015 the Partnership had $1,649,670 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at June 30, 2015, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	9	157,479
10	24,288,997	2,428,925	08/24/90	7	199,394
11	24,735,002	2,489,599	12/27/90	9	205,615
12	29,710,003	2,972,795	04/30/91	9	154,486
14	55,728,997	5,574,290	01/27/92	23	932,696

	$186,398,017	18,679,738		57	$1,649,670

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2015 are $157,479, $199,394, $205,615, $145,245 and $771,963, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2015 and 2014 the Partnership held limited partnership interests in 57 and 75 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2015 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	16,497	1,300	15,197
Series 10	12,345	-	12,345
Series 11	19,320	1,000	18,320
Series 12	12,990	1,656	11,334
Series 14	27,400	1,200	26,200
	$ 88,552	$ 5,156	$ 83,396

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2015 and 2014.

(Series 9)

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2015 and 2014, Series 9 reflects loss from Operating Partnerships of $(59,539) and $(42,373), respectively, which includes depreciation and amortization of $114,888 and $129,186, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors

(Series 10)

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2015 and 2014, Series 10 reflects net loss from Operating Partnerships of $(57,092) and $(55,937), respectively, which includes depreciation and amortization of $73,359 and $95,775, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030 by Series 10, Series 11, and Series 14, respectively, as of March 31, 2015.

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

Autumn Lane Limited Partnership

Meadowbrook Properties II, Limited Partnership

Stratford Square, Limited Partnership

(Series 11)

As of June 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2015 and 2014, Series 11 reflects net loss from Operating Partnerships of $(36,739) and $(33,160), respectively, which includes depreciation and amortization of $116,773 and $191,696, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030 by Series 10, Series 11, and Series 14, respectively, as of March 31, 2015.

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 will be returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership's investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. The sale proceeds were received in July 2015; so a receivable in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, was recorded as of June 30, 2015. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

South Fork Heights, Limited

(Series 12)

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2015 and 2014, Series 12 reflects net loss from Operating Partnerships of $(21,336) and $(60,433), respectively, which includes depreciation and amortization of $65,427 and $107,402, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 will be returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership's investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. The sale proceeds were received in July 2015; so a receivable in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, was recorded as of June 30, 2015. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Briarwick Apartments, Limited, A KY Limited Partnership

Jessup Limited Partnership

(Series 14)

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2015 and 2014, Series 14 reflects net loss from Operating Partnerships of $(130,701) and $(202,528), respectively, which includes depreciation and amortization of $200,752 and $311,993, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows LDHA L.P. (Lakeview Meadows) is a 53-unit elderly apartment complex located in Battle Creek, MI. On June 16, 2014, the property experienced a devastating fire, rendering all units uninhabitable. The cause was determined to be unattended smoking materials. All residents have been housed by family, friends, or the Red Cross. There were no injuries. The investment general partner received $2,427,668 from the insurance company which has been recorded as other income, as of December 31, 2014. The 15-year low-income housing tax credit compliance period for Lakeview Meadows LDHA L.P. ended on December 31, 2006.

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

In February 2015, the investment general partner transferred their respective interests in Maidu Properties, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $867,063 and cash proceeds to the investment partnerships of $347,534, $391,899, and $810,567 for Series 10, Series 11, and Series 14, respectively. Of the total proceeds received, $2,803, $3,160, and $6,537 for Series 10, Series 11, and Series 14, respectively, were paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $344,731, $388,739 and $804,030 were returned to cash reserves held by Series 10, Series 11, and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $344,731, $388,739, and $804,030 by Series 10, Series 11, and Series 14, respectively, as of March 31, 2015.

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

Recent Accounting Pronouncements

In February, 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2015.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 13, 2015	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.