Form 10-Q
period 2015-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2015-11-13
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-62

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	64

Signatures	65

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 921,826	$ 1,682,834
Other assets	2,200	2,200
	$ 924,026	$ 1,685,034

LIABILITIES
Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	13,519,556	15,075,966
Capital contributions payable (Note D)	154,287	169,974
	13,686,443	15,258,540
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,588,788 outstanding as of September 30, 2015 and March 31, 2015.	(11,255,842)	(12,058,821)
General Partner	(1,506,575)	(1,514,685)
	(12,762,417)	(13,573,506)
	$ 924,026	$ 1,685,034

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of September 30, 2015 and March 31, 2015.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 143,308	$ 163,039
Other assets	-	-
	$ 143,308	$ 163,039

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,580,290	6,548,768
Capital contributions payable (Note D)	-	-
	6,580,290	6,548,768

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,156,429 outstanding as of September 30, 2015 and March 31, 2015.	(6,037,774)	(5,987,034)

General Partner	(399,208)	(398,695)

	(6,436,982)	(6,385,729)
	$ 143,308	$ 163,039

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 106,280	$ 205,732
Other assets	-	-
	$ 106,280	$ 205,732
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,450,880	1,503,758
Capital contributions payable (Note D)	-	-
	1,450,880	1,503,758

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of September 30, 2015 and March 31, 2015.	(1,136,241)	(1,090,133)

General Partner	(208,359)	(207,893)
	(1,344,600)	(1,298,026)
	$ 106,280	$ 205,732

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 187,252	$ 211,756
Other assets	-	-
	$ 187,252	$ 211,756

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	74,072	614,049
Capital contributions payable (Note D)	-	-
	74,072	614,049

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of September 30, 2015 and March 31, 2015.	326,733	(183,585)

General Partner	(213,553)	(218,708)
	113,180	(402,293)
	$ 187,252	$ 211,756

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 135,306	$ 160,021
Other assets	-	-
	$ 135,306	$ 160,021

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,787,541	3,149,077
Capital contributions payable (Note D)	9,241	9,241
	2,796,782	3,158,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,947,595 outstanding as of September 30, 2015 and March 31, 2015.	(2,383,731)	(2,717,184)

General Partner	(277,745)	(281,113)
	(2,661,476)	(2,998,297)
	$ 135,306	$ 160,021

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 349,680	$ 942,286
Other assets	2,200	2,200
	$ 351,880	$ 944,486

LIABILITIES

Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	2,626,773	3,260,314
Capital contributions payable (Note D)	145,046	160,733
	2,784,419	3,433,647

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,540,940 outstanding as of September 30, 2015 and March 31, 2015.	(1,940,323)	(1,996,379)

General Partner	(492,216)	(492,782)
	(2,432,539)	(2,489,161)
	$ 351,880	$ 944,486

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 514	$ 271
Other income	127,517	2,148
	128,031	2,419

Share of income from Operating Partnerships(Note D)	21,678	148,085

Expenses

Professional fees	86,598	104,947
Partnership management fee, net (Note C)	63,475	107,345
General and administrative expenses	26,586	21,119
	176,659	233,411

NET INCOME(LOSS)	$ (26,950)	$ (82,907)

Net income(loss) allocated to assignees	$ (26,680)	$ (82,078)

Net income(loss) allocated to general partner	$ (270)	$ (829)

Net income(loss) per BAC	$ (.00)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2015	2014

Income
Interest income	$ 47	$ 27
Other income	1	1
	48	28

Share of income from Operating Partnerships(Note D)	1,593	-

Expenses

Professional fees	13,602	16,876
Partnership management fee, net (Note C)	11,874	16,569
General and administrative expenses	5,361	4,140
	30,837	37,585

NET INCOME(LOSS)	$ (29,196)	$ (37,557)

Net income(loss) allocated to assignees	$ (28,904)	$ (37,181)

Net income(loss) allocated to general partner	$ (292)	$ (376)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2015	2014

Income
Interest income	$ 66	$ 37
Other income	(2,375)	1,000
	(2,309)	1,037

Share of income from Operating Partnerships(Note D)	1,593	-

Expenses

Professional fees	13,386	19,212
Partnership management fee, net (Note C)	9,172	15,435
General and administrative expenses	4,617	3,434
	27,175	38,081

NET INCOME(LOSS)	$ (27,891)	$ (37,044)

Net income(loss) allocated to assignees	$ (27,612)	$ (36,674)

Net income(loss) allocated to general partner	$ (279)	$ (370)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2015	2014

Income
Interest income	$ 162	$ 46
Other income	291	291
	453	337

Share of income from Operating Partnerships(Note D)	413	111,085

Expenses

Professional fees	17,690	17,215
Partnership management fee, net (Note C)	12,732	25,254
General and administrative expenses	4,305	3,339
	34,727	45,808

NET INCOME(LOSS)	$ (33,861)	$ 65,614

Net income(loss) allocated to assignees	$ (33,522)	$ 64,958

Net income(loss) allocated to general partner	$ (339)	$ 656

Net income(loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2015	2014

Income
Interest income	$ 81	$ 66
Other income	-	-
	81	66

Share of income from Operating Partnerships(Note D)	276	-

Expenses

Professional fees	15,979	24,274
Partnership management fee, net (Note C)	8,952	17,070
General and administrative expenses	5,039	3,911
	29,970	45,255

NET INCOME(LOSS)	$ (29,613)	$ (45,189)

Net income(loss) allocated to assignees	$ (29,317)	$ (44,737)

Net income(loss) allocated to general partner	$ (296)	$ (452)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2015	2014

Income
Interest income	$ 158	$ 95
Other income	129,600	856
	129,758	951

Share of income from Operating Partnerships(Note D)	17,803	37,000

Expenses

Professional fees	25,941	27,370
Partnership management fee, net (Note C)	20,745	33,017
General and administrative expenses	7,264	6,295
	53,950	66,682

NET INCOME(LOSS)	$ 93,611	$ (28,731)

Net income(loss) allocated to assignees	$ 92,675	$ (28,444)

Net income(loss) allocated to general partner	$ 936	$ (287)

Net income(loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 927	$ 549
Other income	127,517	53,820
	128,444	54,369

Share of income from Operating Partnerships(Note D)	981,431	148,275

Expenses

Professional fees	109,938	130,487
Partnership management fee, net (Note C)	146,871	167,764
General and administrative expenses	41,977	36,840
	298,786	335,091

NET INCOME(LOSS)	$ 811,089	$ (132,447)

Net income(loss) allocated to assignees	$ 802,979	$ (131,123)

Net income(loss) allocated to general partner	$ 8,110	$ (1,324)

Net income(loss) per BAC	$ .04	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2015	2014

Income
Interest income	$ 84	$ 55
Other income	1	1
	85	56

Share of income from Operating Partnerships(Note D)	1,593	-

Expenses

Professional fees	17,412	20,851
Partnership management fee, net (Note C)	27,071	35,199
General and administrative expenses	8,448	7,312
	52,931	63,362

NET INCOME(LOSS)	$ (51,253)	$ (63,306)

Net income(loss) allocated to assignees	$ (50,740)	$ (62,673)

Net income(loss) allocated to general partner	$ (513)	$ (633)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2015	2014

Income
Interest income	$ 119	$ 74
Other income	(2,375)	12,065
	(2,256)	12,139

Share of income from Operating Partnerships(Note D)	1,593	-

Expenses

Professional fees	17,031	23,657
Partnership management fee, net (Note C)	21,517	25,623
General and administrative expenses	7,363	6,169
	45,911	55,449

NET INCOME(LOSS)	$ (46,574)	$ (43,310)

Net income(loss) allocated to assignees	$ (46,108)	$ (42,877)

Net income(loss) allocated to general partner	$ (466)	$ (433)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2015	2014

Income
Interest income	$ 292	$ 91
Other income	291	16,113
	583	16,204

Share of income from Operating Partnerships(Note D)	575,209	111,275

Expenses

Professional fees	22,325	21,820
Partnership management fee, net (Note C)	31,052	25,354
General and administrative expenses	6,942	5,900
	60,319	53,074

NET INCOME(LOSS)	$ 515,473	$ 74,405

Net income(loss) allocated to assignees	$ 510,318	$ 73,661

Net income(loss) allocated to general partner	$ 5,155	$ 744

Net income(loss) per BAC	$ .21	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2015	2014

Income
Interest income	$ 147	$ 141
Other income	-	3,802
	147	3,943

Share of income from Operating Partnerships(Note D)	385,233	-

Expenses

Professional fees	20,284	29,664
Partnership management fee, net (Note C)	20,286	14,812
General and administrative expenses	7,989	6,887
	48,559	51,363

NET INCOME(LOSS)	$ 336,821	$ (47,420)

Net income(loss) allocated to assignees	$ 333,453	$ (46,946)

Net income(loss) allocated to general partner	$ 3,368	$ (474)

Net income(loss) per BAC	$ .11	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2015	2014

Income
Interest income	$ 285	$ 188
Other income	129,600	21,839
	129,885	22,027

Share of income from Operating Partnerships(Note D)	17,803	37,000

Expenses

Professional fees	32,886	34,495
Partnership management fee, net (Note C)	46,945	66,776
General and administrative expenses	11,235	10,572
	91,066	111,843

NET INCOME(LOSS)	$ 56,622	$ (52,816)

Net income(loss) allocated to assignees	$ 56,056	$ (52,288)

Net income(loss) allocated to general partner	$ 566	$ (528)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,058,821)	$(1,514,685)	$(13,573,506)

Net income(loss)	802,979	8,110	811,089

Partners' capital (deficit), September 30, 2015	$(11,255,842)	$(1,506,575)	$(12,762,417)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2015	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2015	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2015	$(5,987,034)	$ (398,695)	$(6,385,729)

Net income(loss)	(50,740)	(513)	(51,253)

Partners' capital (deficit), September 30, 2015	$(6,037,774)	$ (399,208)	$(6,436,982)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2015	$ (1,090,133)	$ (207,893)	$ (1,298,026)

Net income(loss)	(46,108)	(466)	(46,574)

Partners' capital (deficit), September 30, 2015	$ (1,136,241)	$ (208,359)	$ (1,344,600)

Series 11
Partners' capital (deficit) April 1, 2015	$ (183,585)	$ (218,708)	$ (402,293)

Net income(loss)	510,318	5,155	515,473

Partners' capital (deficit), September 30, 2015	$ 326,733	$ (213,553)	$ 113,180

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2015	$(2,717,184)	$ (281,113)	$(2,998,297)

Net income(loss)	333,453	3,368	336,821

Partners' capital (deficit), September 30, 2015	$(2,383,731)	$ (277,745)	$(2,661,476)

Series 14
Partners' capital (deficit) April 1, 2015	$(1,996,379)	$ (492,782)	$(2,489,161)

Net income(loss)	56,056	566	56,622

Partners' capital (deficit), September 30, 2015	$(1,940,323)	$ (492,216)	$(2,432,539)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 811,089	$ (132,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(981,431)	(148,275)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
(Decrease) Increase in accounts payable affiliates	(1,556,410)	26,570

Net cash (used in) provided by operating activities	(1,726,752)	(251,152)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	965,744	37,190

Net cash provided by investing activities	965,744	37,190

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(761,008)	(213,962)

Cash and cash equivalents, beginning	1,682,834	1,095,990

Cash and cash equivalents, ending	$ 921,826	$ 882,028

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (51,253)	$ (63,306)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,593)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	31,522	37,260

Net cash (used in) provided by operating activities	(21,324)	(26,046)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,593	-

Net cash provided by investing activities	1,593	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,731)	(26,046)

Cash and cash equivalents, beginning	163,039	120,474

Cash and cash equivalents, ending	$ 143,308	$ 94,428

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (46,574)	$ (43,310)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,593)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(52,878)	30,870

Net cash (used in) provided by operating activities	(101,045)	(12,440)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,593	-

Net cash provided by investing activities	1,593	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99,452)	(12,440)

Cash and cash equivalents, beginning	205,732	146,318

Cash and cash equivalents, ending	$ 106,280	$ 133,878

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 515,473	$ 74,405
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(575,209)	(111,275)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(539,977)	52,377

Net cash (used in) provided by operating activities	(599,713)	15,507

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	575,209	190

Net cash provided by investing activities	575,209	190

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,504)	15,697

Cash and cash equivalents, beginning	211,756	156,017

Cash and cash equivalents, ending	$ 187,252	$ 171,714

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 336,821	$ (47,420)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(385,233)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(361,536)	(87,391)

Net cash (used in) provided by operating activities	(409,948)	(134,811)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	385,233	-

Net cash provided by investing activities	385,233	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,715)	(134,811)

Cash and cash equivalents, beginning	160,021	297,212

Cash and cash equivalents, ending	$ 135,306	$ 162,401

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 56,622	$ (52,816)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(17,803)	(37,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
(Decrease) Increase in accounts payable affiliates	(633,541)	(6,546)

Net cash (used in) provided by operating activities	(594,722)	(93,362)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,116	37,000

Net cash provided by investing activities	2,116	37,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(592,606)	(56,362)

Cash and cash equivalents, beginning	942,286	375,969

Cash and cash equivalents, ending	$ 349,680	$ 319,607

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2015 1,036,100 BACs in Series 7, 4,156,429 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,947,595 BACs in Series 12, and 5,540,940 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2015 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

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

Accounts payable affiliates at September 30, 2015 and 2014 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	15,025	18,630
Series 10	10,777	15,435
Series 11	15,912	26,004
Series 12	10,707	17,070
Series 14	26,187	40,227

	$ 78,608	$ 117,366

The partnership management fee paid for the quarters ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	76,000	-
Series 11	575,209	-
Series 12	385,233	121,531
Series 14	687,128	87,000

	$ 1,723,570	$ 208,531

The partnership management fee paid for the six months ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	76,000	-
Series 11	575,209	-
Series 12	385,233	121,531
Series 14	687,128	87,000

	$ 1,723,570	$ 208,531

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2015, and 2014 the Partnership had limited partnership interests in 54 and 73 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2015 and 2014 by series is as follows:
	2015	2014
Series 7	-	-
Series 9	8	10
Series 10	6	9
Series 11	9	13
Series 12	9	13
Series 14	22	28

	54	73

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2015 and 2014 by series are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	145,046	160,733

	$154,287	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the six months ended September 30, 2015, the Partnership disposed of five Operating Partnerships. A summary of the disposition by Series for September 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	1	-	1,593	1,593
Series 10	1	-	1,593	1,593
Series 11	-	1	575,209	575,209
Series 12	-	1	385,233	385,233
Series 14	1	-	2,116	17,803
Total	3	2	$965,744	$981,431

* Partnership proceeds from disposition do not include $15,687, which was due to a write-off of capital contribution payable as of September 30, 2015, for Series 14.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2015.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2015	2014

Revenues
Rental	$ 4,735,274	$ 6,757,160
Interest and other	113,366	121,541
	4,848,640	6,878,701

Expenses
Interest	559,982	855,064
Depreciation and amortization	1,098,986	1,681,554
Operating expenses	3,699,814	5,070,813
	5,358,782	7,607,431

NET LOSS	$ (510,142)	$ (728,730)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (505,040)	$ (721,443)

Net loss allocated to other partners	$ (5,102)	$ (7,287)

*Amounts include $505,040 and $721,443 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2015

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

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2015	2014

Revenues
Rental	$ 869,278	$ 1,029,573
Interest and other	19,600	23,898
	888,878	1,053,471

Expenses
Interest	110,284	128,075
Depreciation and amortization	216,066	258,152
Operating expenses	673,989	728,680
	1,000,339	1,114,907

NET LOSS	$ (111,461)	$ (61,436)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (110,346)	$ (60,822)

Net loss allocated to other partners	$ (1,115)	$ (614)

*Amounts include $110,346 and $60,822 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10

	2015	2014

Revenues
Rental	$ 578,328	$ 791,320
Interest and other	12,991	19,067
	591,319	810,387

Expenses
Interest	62,857	88,136
Depreciation and amortization	133,164	191,651
Operating expenses	495,477	693,860
	691,498	973,647

NET LOSS	$ (100,179)	$ (163,260)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (99,177)	$ (161,627)

Net loss allocated to other partners	$ (1,002)	$ (1,633)

*Amounts include $99,177 and $161,627 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2015	2014

Revenues
Rental	$ 965,044	$ 1,553,352
Interest and other	15,192	22,474
	980,236	1,575,826

Expenses
Interest	103,689	178,756
Depreciation and amortization	227,747	376,780
Operating expenses	718,370	1,090,688
	1,049,806	1,646,224

NET LOSS	$ (69,570)	$ (70,398)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (68,874)	$ (69,694)

Net loss allocated to other partners	$ (696)	$ (704)

*Amounts include $68,874 and $69,694 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2015	2014

Revenues
Rental	$ 579,765	$ 989,786
Interest and other	40,472	12,666
	620,237	1,002,452

Expenses
Interest	66,681	128,328
Depreciation and amortization	130,882	213,740
Operating expenses	440,992	734,296
	638,555	1,076,364

NET LOSS	$ (18,318)	$ (73,912)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (18,135)	$ (73,173)

Net loss allocated to other partners	$ (183)	$ (739)

*Amounts include $18,135 and $73,173 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2015	2014

Revenues
Rental	$ 1,742,859	$ 2,393,129
Interest and other	25,111	43,436
	1,767,970	2,436,565

Expenses
Interest	216,471	331,769
Depreciation and amortization	391,127	641,231
Operating expenses	1,370,986	1,823,289
	1,978,584	2,796,289

NET LOSS	$ (210,614)	$ (359,724)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (208,508)	$ (356,127)

Net loss allocated to other partners	$ (2,106)	$ (3,597)

*Amounts include $208,508 and $356,127 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015
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
September 30, 2015
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2015 and 2014 in the amount of $127,517 and $53,820. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2015 were $167,160 and total partnership management fees accrued as of September 30, 2015 were $13,366,368. During the six months ended September 30, 2015, the Partnership paid $1,723,570 accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2015, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2015, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended September 30, 2015, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2015 the Partnership had $921,826 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2015, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	8	143,308
10	24,288,997	2,428,925	08/24/90	6	106,280
11	24,735,002	2,489,599	12/27/90	9	187,252
12	29,710,003	2,972,795	04/30/91	9	135,306
14	55,728,997	5,574,290	01/27/92	22	349,680

	$186,398,017	18,679,738		54	$ 921,826

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2015 are $143,308, $106,280, $187,252, $126,065 and $204,634, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2015 and 2014 the Partnership held limited partnership interests in 54 and 73 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the six months ended September 30, 2015 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	15,025	3,151	11,874
Series 10	10,777	1,605	9,172
Series 11	15,912	3,180	12,732
Series 12	10,707	1,755	8,952
Series 14	26,187	5,442	20,745
	$ 78,608	$ 15,133	$ 63,475

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	31,522	4,451	27,071
Series 10	23,122	1,605	21,517
Series 11	35,232	4,180	31,052
Series 12	23,697	3,411	20,286
Series 14	53,587	6,642	46,945
	$ 167,160	$ 20,289	$ 146,871

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2015 and 2014.

(Series 9)

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2015 and 2014, Series 9 reflects loss from Operating Partnerships of $(111,461) and $(61,436), respectively, which includes depreciation and amortization of $216,066 and $258,152, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2015 the investment general partner transferred its interest in Longmeadow Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,349,196 and cash proceeds to the investment partnership of $1,593. The total proceeds of approximately $1,593 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $1,593 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Glenwood Hotel Investors

(Series 10)

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2015 and 2014, Series 10 reflects net loss from Operating Partnerships of $(100,179) and $(163,260), respectively, which includes depreciation and amortization of $133,164 and $191,651, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2015 the investment general partner transferred its interest in Woodside Housing Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,352,983 and cash proceeds to the investment partnership of $1,593. The total proceeds of approximately $1,593 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $1,593 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Autumn Lane Limited Partnership

Beckwood Manor Six Limited Partnership

Meadowbrook Properties II, Limited Partnership

Stratford Square, Limited Partnership

(Series 11)

As of September 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2015 and 2014, Series 11 reflects net loss from Operating Partnerships of $(69,570) and $(70,398), respectively, which includes depreciation and amortization of $227,747 and $376,780, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, were paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 were returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership's investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015. In July 2015, additional proceeds of $413 and $276 were received and returned to the cash reserves held by Series 11 and Series 12.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

South Fork Heights, Limited

(Series 12)

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2015 and 2014, Series 12 reflects net loss from Operating Partnerships of $(18,318) and $(73,912), respectively, which includes depreciation and amortization of $130,882 and $213,740, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, were paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 were returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership's investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015. In July 2015, additional proceeds of $413 and $276 were received and returned to the cash reserves held by Series 11 and Series 12.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Briarwick Apartments, Limited, A KY Limited Partnership

Jessup Limited Partnership

(Series 14)

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2015 and 2014, Series 14 reflects net loss from Operating Partnerships of $(210,614) and $(359,724), respectively, which includes depreciation and amortization of $391,127 and $641,231, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2015 the investment general partner transferred its interest in Topsham Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,030,495 and cash proceeds to the investment partnership of $2,116. The total proceeds of approximately $2,116 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $2,116 as of September 30, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $15,687 was recorded as gain on the transfer of the Operating Partnership as of September 30, 2015.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 13, 2015	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.