Form 10-Q
period 2015-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2016-02-12
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-64

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	65

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures	67

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 852,238	$ 1,682,834
Other assets	2,200	2,200
	$ 854,438	$ 1,685,034

LIABILITIES
Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	12,135,165	15,075,966
Capital contributions payable (Note D)	154,287	169,974
	12,302,052	15,258,540
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,588,788 outstanding as of December 31, 2015 and March 31, 2015.	(11,240,074)	(12,058,821)
General Partner	(207,540)	(1,514,685)
	(11,447,614)	(13,573,506)
	$ 854,438	$ 1,685,034

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of December 31, 2015 and March 31, 2015.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 139,546	$ 163,039
Other assets	-	-
	$ 139,546	$ 163,039

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,594,579	6,548,768
Capital contributions payable (Note D)	-	-
	6,594,579	6,548,768

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,156,429 outstanding as of December 31, 2015 and March 31, 2015.	(6,055,645)	(5,987,034)

General Partner	(399,388)	(398,695)

	(6,455,033)	(6,385,729)
	$ 139,546	$ 163,039

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ -	$ 205,732
Other assets	-	-
	$ -	$ 205,732
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	1,503,758
Capital contributions payable (Note D)	-	-
	-	1,503,758

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,421,225 outstanding as of December 31, 2015 and March 31, 2015.	(1,090,973)	(1,090,133)

General Partner	1,090,973	(207,893)
	-	(1,298,026)
	$ -	$ 205,732

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 182,459	$ 211,756
Other assets	-	-
	$ 182,459	$ 211,756

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	89,984	614,049
Capital contributions payable (Note D)	-	-
	89,984	614,049

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,486,499 outstanding as of December 31, 2015 and March 31, 2015.	306,235	(183,585)

General Partner	(213,760)	(218,708)
	92,475	(402,293)
	$ 182,459	$ 211,756

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 180,033	$ 160,021
Other assets	-	-
	$ 180,033	$ 160,021

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,798,248	3,149,077
Capital contributions payable (Note D)	9,241	9,241
	2,807,489	3,158,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,947,595 outstanding as of December 31, 2015 and March 31, 2015.	(2,350,051)	(2,717,184)

General Partner	(277,405)	(281,113)
	(2,627,456)	(2,998,297)
	$ 180,033	$ 160,021

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$ 350,200	$ 942,286
Other assets	2,200	2,200
	$ 352,400	$ 944,486

LIABILITIES

Accounts payable	$ 12,600	$ 12,600
Accounts payable affiliates (Note C)	2,652,354	3,260,314
Capital contributions payable (Note D)	145,046	160,733
	2,810,000	3,433,647

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,540,940 outstanding as of December 31, 2015 and March 31, 2015.	(1,965,134)	(1,996,379)

General Partner	(492,466)	(492,782)
	(2,457,600)	(2,489,161)
	$ 352,400	$ 944,486

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 235	$ 440
Other income	51,312	2,427,860
	51,547	2,428,300

Share of income from Operating Partnerships(Note D)	70,700	316,685

Expenses

Professional fees	6,300	6,120
Partnership management fee, net (Note C)	44,496	(9,590)
General and administrative expenses	55,522	25,747
	106,318	22,277

NET INCOME(LOSS)	$ 15,929	$ 2,722,708

Net income(loss) allocated to assignees	$ 15,770	$ 2,695,480

Net income(loss) allocated to general partner	$ 159	$ 27,228

Net income(loss) per BAC	$ .00	$ .14

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2015	2014

Income
Interest income	$ 26	$ 40
Other income	-	-
	26	40

Share of income from Operating Partnerships(Note D)	-	78,000

Expenses

Professional fees	1,260	1,224
Partnership management fee, net (Note C)	9,548	15,540
General and administrative expenses	7,268	5,009
	18,076	21,773

NET INCOME(LOSS)	$ (18,050)	$ 56,267

Net income(loss) allocated to assignees	$ (17,870)	$ 55,704

Net income(loss) allocated to general partner	$ (180)	$ 563

Net income(loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2015	2014

Income
Interest income	$ 19	$ 57
Other income	-	-
	19	57

Share of income from Operating Partnerships(Note D)	70,700	76,000

Expenses

Professional fees	1,260	1,224
Partnership management fee, net (Note C)	(710)	12,580
General and administrative expenses	24,443	4,087
	24,993	17,891

NET INCOME(LOSS)	$ 45,726	$ 58,166

Net income(loss) allocated to assignees	$ 45,269	$ 57,584

Net income(loss) allocated to general partner	$ 457	$ 582

Net income(loss) per BAC	$ .02	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2015	2014

Income
Interest income	$ 63	$ 139
Other income	-	-
	63	139

Share of income from Operating Partnerships(Note D)	-	48,864

Expenses

Professional fees	1,260	1,224
Partnership management fee, net (Note C)	13,877	(19,043)
General and administrative expenses	5,631	4,040
	20,768	(13,779)

NET INCOME(LOSS)	$ (20,705)	$ 62,782

Net income(loss) allocated to assignees	$ (20,498)	$ 62,154

Net income(loss) allocated to general partner	$ (207)	$ 628

Net income(loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2015	2014

Income
Interest income	$ 43	$ 69
Other income	51,312	-
	51,355	69

Share of income from Operating Partnerships(Note D)	-	69,513

Expenses

Professional fees	1,260	1,224
Partnership management fee, net (Note C)	9,379	12,552
General and administrative expenses	6,696	4,566
	17,335	18,342

NET INCOME(LOSS)	$ 34,020	$ 51,240

Net income(loss) allocated to assignees	$ 33,680	$ 50,728

Net income(loss) allocated to general partner	$ 340	$ 512

Net income(loss) per BAC	$ .01	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2015	2014

Income
Interest income	$ 84	$ 135
Other income	-	2,427,860
	84	2,427,995

Share of income from Operating Partnerships(Note D)	-	44,308

Expenses

Professional fees	1,260	1,224
Partnership management fee, net (Note C)	12,402	(31,219)
General and administrative expenses	11,484	8,045
	25,146	(21,950)

NET INCOME(LOSS)	$ (25,062)	$2,494,253

Net income(loss) allocated to assignees	$ (24,811)	$2,469,310

Net income(loss) allocated to general partner	$ (251)	$ 24,943

Net income(loss) per BAC	$ (.00)	$ .45

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 1,164	$ 988
Other income	178,829	2,481,680
	179,993	2,482,668

Share of income from Operating Partnerships(Note D)	1,052,131	464,960

Expenses

Professional fees	116,238	136,607
Partnership management fee, net (Note C)	191,367	158,174
General and administrative expenses	97,501	62,587
	405,106	357,368

NET INCOME(LOSS)	$ 827,018	$ 2,590,260

Net income(loss) allocated to assignees	$ 818,747	$ 2,564,357

Net income(loss) allocated to general partner	$ 8,271	$ 25,903

Net income(loss) per BAC	$ .04	$ .14

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2015	2014

Income
Interest income	$ 110	$ 95
Other income	1	1
	111	96

Share of income from Operating Partnerships(Note D)	1,593	78,000

Expenses

Professional fees	18,672	22,075
Partnership management fee, net (Note C)	36,619	50,739
General and administrative expenses	15,717	12,321
	71,008	85,135

NET INCOME(LOSS)	$ (69,304)	$ (7,039)

Net income(loss) allocated to assignees	$ (68,611)	$ (6,969)

Net income(loss) allocated to general partner	$ (693)	$ (70)

Net income(loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2015	2014

Income
Interest income	$ 138	$ 130
Other income	(2,375)	12,065
	(2,237)	12,195

Share of income from Operating Partnerships(Note D)	72,293	76,000

Expenses

Professional fees	18,291	24,881
Partnership management fee, net (Note C)	20,807	38,203
General and administrative expenses	31,806	10,256
	70,904	73,340

NET INCOME(LOSS)	$ (848)	$ 14,855

Net income(loss) allocated to assignees	$ (840)	$ 14,706

Net income(loss) allocated to general partner	$ (8)	$ 149

Net income(loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2015	2014

Income
Interest income	$ 356	$ 229
Other income	291	16,113
	647	16,342

Share of income from Operating Partnerships(Note D)	575,209	160,139

Expenses

Professional fees	23,585	23,044
Partnership management fee, net (Note C)	44,929	6,311
General and administrative expenses	12,574	9,940
	81,088	39,295

NET INCOME(LOSS)	$ 494,768	$ 137,186

Net income(loss) allocated to assignees	$ 489,820	$ 135,814

Net income(loss) allocated to general partner	$ 4,948	$ 1,372

Net income(loss) per BAC	$ .20	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2015	2014

Income
Interest income	$ 190	$ 211
Other income	51,312	3,802
	51,502	4,013

Share of income from Operating Partnerships(Note D)	385,233	69,513

Expenses

Professional fees	21,544	30,888
Partnership management fee, net (Note C)	29,665	27,364
General and administrative expenses	14,685	11,453
	65,894	69,705

NET INCOME(LOSS)	$ 370,841	$ 3,821

Net income(loss) allocated to assignees	$ 367,133	$ 3,783

Net income(loss) allocated to general partner	$ 3,708	$ 38

Net income(loss) per BAC	$ .12	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2015	2014

Income
Interest income	$ 370	$ 323
Other income	129,600	2,449,699
	129,970	2,450,022

Share of income from Operating Partnerships(Note D)	17,803	81,308

Expenses

Professional fees	34,146	35,719
Partnership management fee, net (Note C)	59,347	35,557
General and administrative expenses	22,719	18,617
	116,212	89,893

NET INCOME(LOSS)	$ 31,561	$2,441,437

Net income(loss) allocated to assignees	$ 31,245	$2,417,023

Net income(loss) allocated to general partner	$ 316	$ 24,414

Net income(loss) per BAC	$ .01	$ .44

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,058,821)	$(1,514,685)	$(13,573,506)

Contributions	-	1,298,874	1,298,874

Net income(loss)	818,747	8,271	827,018

Partners' capital (deficit), December 31, 2015	$(11,240,074)	$ (207,540)	$(11,447,614)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2015	$ (84,506)	$ 84,506	$ -

Contributions	-	-	-

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2015	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2015	$(5,987,034)	$ (398,695)	$(6,385,729)

Contributions	-	-	-

Net income(loss)	(68,611)	(693)	(69,304)

Partners' capital (deficit), December 31, 2015	$(6,055,645)	$ (399,388)	$(6,455,033)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2015	$ (1,090,133)	$ (207,893)	$ (1,298,026)

Contributions	-	1,298,874	1,298,874

Net income(loss)	(840)	(8)	(848)

Partners' capital (deficit), December 31, 2015	$ (1,090,973)	$1,090,973	$ -

Series 11
Partners' capital (deficit) April 1, 2015	$ (183,585)	$ (218,708)	$ (402,293)

Contributions	-	-	-

Net income(loss)	489,820	4,948	494,768

Partners' capital (deficit), December 31, 2015	$ 306,235	$ (213,760)	$ 92,475

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2015	$(2,717,184)	$ (281,113)	$(2,998,297)

Contributions	-	-	-

Net income(loss)	367,133	3,708	370,841

Partners' capital (deficit), December 31, 2015	$(2,350,051)	$ (277,405)	$(2,627,456)

Series 14
Partners' capital (deficit) April 1, 2015	$(1,996,379)	$ (492,782)	$(2,489,161)

Contributions	-	-	-

Net income(loss)	31,245	316	31,561

Partners' capital (deficit), December 31, 2015	$(1,965,134)	$ (492,466)	$(2,457,600)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 827,018	$ 2,590,260
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,052,131)	(464,960)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	30,500
(Decrease) Increase in accounts payable affiliates	(1,641,927)	(2,399,533)

Net cash (used in) provided by operating activities	(1,867,040)	(243,733)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,036,444	464,960

Net cash provided by investing activities	1,036,444	464,960

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(830,596)	221,227

Cash and cash equivalents, beginning	1,682,834	1,095,990

Cash and cash equivalents, ending	$ 852,238	$ 1,317,217

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 1,298,874	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (69,304)	$ (7,039)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,593)	(78,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
(Decrease) Increase in accounts payable affiliates	45,811	55,890

Net cash (used in) provided by operating activities	(25,086)	(24,149)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,593	78,000

Net cash provided by investing activities	1,593	78,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,493)	53,851

Cash and cash equivalents, beginning	163,039	120,474

Cash and cash equivalents, ending	$ 139,546	$ 174,325

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ (848)	$ 14,855
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(72,293)	(76,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
(Decrease) Increase in accounts payable affiliates	(204,884)	46,305

Net cash (used in) provided by operating activities	(278,025)	(11,840)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	72,293	76,000

Net cash provided by investing activities	72,293	76,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(205,732)	64,160

Cash and cash equivalents, beginning	205,732	146,318

Cash and cash equivalents, ending	$ -	$ 210,478

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 1,298,874	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 494,768	$ 137,186
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(575,209)	(160,139)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
(Decrease) Increase in accounts payable affiliates	(524,065)	(35,194)

Net cash (used in) provided by operating activities	(604,506)	(53,147)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	575,209	160,139

Net cash provided by investing activities	575,209	160,139

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,297)	106,992

Cash and cash equivalents, beginning	211,756	156,017

Cash and cash equivalents, ending	$ 182,459	$ 263,009

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 370,841	$ 3,821
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(385,233)	(69,513)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,500
(Decrease) Increase in accounts payable affiliates	(350,829)	(70,321)

Net cash (used in) provided by operating activities	(365,221)	(128,513)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	385,233	69,513

Net cash provided by investing activities	385,233	69,513

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,012	(59,000)

Cash and cash equivalents, beginning	160,021	297,212

Cash and cash equivalents, ending	$ 180,033	$ 238,212

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2015	2014
Cash flows from operating activities:

Net Income(loss)	$ 31,561	$ 2,441,437
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(17,803)	(81,308)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	10,000
(Decrease) Increase in accounts payable affiliates	(607,960)	(2,396,213)

Net cash (used in) provided by operating activities	(594,202)	(26,084)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,116	81,308

Net cash provided by investing activities	2,116	81,308

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(592,086)	55,224

Cash and cash equivalents, beginning	942,286	375,969

Cash and cash equivalents, ending	$ 350,200	$ 431,193

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2015 1,036,100 BACs in Series 7, 4,156,429 BACs in Series 9, 2,421,225 BACs in Series 10, 2,486,499 BACs in Series 11, 2,947,595 BACs in Series 12, and 5,540,940 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2015 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

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

Accounts payable affiliates at December 31, 2015 and 2014 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	14,289	18,630
Series 10	9,290	15,435
Series 11	15,912	23,514
Series 12	10,707	17,070
Series 14	25,581	38,001

	$ 75,779	$ 112,650

The partnership management fee paid for the quarters ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	161,296	-
Series 11	-	111,085
Series 12	-	-
Series 14	-	2,427,668

	$ 161,296	$ 2,538,753

The partnership management fee paid for the nine months ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	237,296	-
Series 11	575,209	111,085
Series 12	385,233	121,531
Series 14	687,128	2,514,668

	$ 1,884,866	$2,747,284

During the nine months ended December 31, 2015, the accrued partnership management fee balance of $1,298,874 for Series 10 has been forgiven, and the general partner has recorded this amount as a capital contribution.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2015, and 2014 the Partnership had limited partnership interests in 48 and 63 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2015 and 2014 by series is as follows:
	2015	2014
Series 7	-	-
Series 9	8	9
Series 10	-	8
Series 11	9	11
Series 12	9	10
Series 14	22	25

	48	63

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2015 and 2014 by series are as follows:
	2015	2014
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	145,046	160,733

	$154,287	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the nine months ended December 31, 2015, the Partnership disposed of eleven Operating Partnerships. A summary of the disposition by Series for December 31, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	1	-	1,593	1,593
Series 10	7	-	72,293	72,293
Series 11	-	1	575,209	575,209
Series 12	-	1	385,233	385,233
Series 14	1	-	2,116	17,803
Total	9	2	$1,036,444	$1,052,131

* Partnership proceeds from disposition do not include $15,687, which was due to a write-off of capital contribution payable as of December 31, 2015, for Series 14.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2015.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2015	2014

Revenues
Rental	$ 6,049,292	$ 9,440,524
Interest and other	164,119	165,984
	6,213,411	9,606,508

Expenses
Interest	730,857	1,168,915
Depreciation and amortization	1,434,769	2,342,878
Operating expenses	4,708,397	7,071,239
	6,874,023	10,583,032

NET LOSS	$ (660,612)	$ (976,524)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (654,006)	$ (966,758)

Net loss allocated to other partners	$ (6,606)	$ (9,766)

*Amounts include $654,006 and $966,758 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2015

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

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2015	2014

Revenues
Rental	$ 1,239,725	$ 1,475,316
Interest and other	27,775	32,289
	1,267,500	1,507,605

Expenses
Interest	146,582	186,711
Depreciation and amortization	317,344	372,558
Operating expenses	974,650	1,052,733
	1,438,576	1,612,002

NET LOSS	$ (171,076)	$ (104,397)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (169,365)	$ (103,353)

Net loss allocated to other partners	$ (1,711)	$ (1,044)

*Amounts include $169,365 and $103,353 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10

	2015	2014

Revenues
Rental	$ -	$ 1,101,019
Interest and other	-	22,995
	-	1,124,014

Expenses
Interest	-	122,289
Depreciation and amortization	-	276,257
Operating expenses	-	946,075
	-	1,344,621

NET LOSS	$ -	$ (220,607)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (218,401)

Net loss allocated to other partners	$ -	$ (2,206)

*Amounts include $0 and $218,401 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2015	2014

Revenues
Rental	$ 1,426,539	$ 2,159,244
Interest and other	21,559	32,752
	1,448,098	2,191,996

Expenses
Interest	154,483	249,449
Depreciation and amortization	339,441	530,579
Operating expenses	1,081,548	1,552,569
	1,575,472	2,332,597

NET LOSS	$ (127,374)	$ (140,601)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (126,100)	$ (139,195)

Net loss allocated to other partners	$ (1,274)	$ (1,406)

*Amounts include $126,100 and $139,195 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2015	2014

Revenues
Rental	$ 852,232	$ 1,340,407
Interest and other	75,043	19,659
	927,275	1,360,066

Expenses
Interest	119,838	177,095
Depreciation and amortization	196,560	295,322
Operating expenses	671,991	988,708
	988,389	1,461,125

NET LOSS	$ (61,114)	$ (101,059)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (60,503)	$ (100,048)

Net loss allocated to other partners	$ (611)	$ (1,011)

*Amounts include $60,503 and $100,048 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2015	2014

Revenues
Rental	$ 2,530,796	$ 3,364,538
Interest and other	39,742	58,289
	2,570,538	3,422,827

Expenses
Interest	309,954	433,371
Depreciation and amortization	581,424	868,162
Operating expenses	1,980,208	2,531,154
	2,871,586	3,832,687

NET LOSS	$ (301,048)	$ (409,860)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (298,038)	$ (405,761)

Net loss allocated to other partners	$ (3,010)	$ (4,099)

*Amounts include $298,038 and $405,761 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015
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
December 31, 2015
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

Liquidity
The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2015 and 2014 in the amount of $178,829 and $2,481,680. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2015 were $75,779 and total partnership management fees accrued as of December 31, 2015 were $11,981,977. During the nine months ended December 31, 2015, the Partnership paid $1,884,866 accrued partnership management fees and the accrued balance of $1,298,874 in Series 10 has been forgiven. The general partner has recorded this amount as a capital contribution. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2015, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended December 31, 2015, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended December 31, 2015, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2015 the Partnership had $852,238 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31, 2015, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	8	139,546
10	24,288,997	2,428,925	08/24/90	-	-
11	24,735,002	2,489,599	12/27/90	9	182,459
12	29,710,003	2,972,795	04/30/91	9	180,033
14	55,728,997	5,574,290	01/27/92	22	350,200

	$186,398,017	18,679,738		48	$ 852,238

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,11,12 and 14 as of December 31, 2015 are $139,546, $182,459, $170,792 and $192,554, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2015 and 2014 the Partnership held limited partnership interests in 48 and 63 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the nine months ended December 31, 2015 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	14,289	4,741	9,548
Series 10	9,290	10,000	(710)
Series 11	15,912	2,035	13,877
Series 12	10,707	1,328	9,379
Series 14	25,581	13,179	12,402
	$ 75,779	$ 31,283	$ 44,496

	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	45,811	9,192	36,619
Series 10	32,412	11,605	20,807
Series 11	51,144	6,215	44,929
Series 12	34,404	4,739	29,665
Series 14	79,168	19,821	59,347
	$ 242,939	$ 51,572	$ 191,367

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2015 and 2014.

(Series 9)

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2015 and 2014, Series 9 reflects loss from Operating Partnerships of $(171,076) and $(104,397), respectively, which includes depreciation and amortization of $317,344 and $372,558, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors

(Series 10)

As of December 31, 2014, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2015.

For the periods ended December 31, 2015 and 2014, Series 10 reflects net loss from Operating Partnerships of $0 and $(220,607), respectively, which includes depreciation and amortization of $0 and $276,257, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2015 the investment general partner transferred its interest in Autumn Lane LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $670,330 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $2,500 as of December 31, 2015.

In December 2015 the investment general partner transferred its interest in Cedarstone Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $702,335 and cash proceeds to the investment partnership of $19,200. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,200 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $16,200 as of December 31, 2015.

In November 2015 the investment general partner transferred its interest in Housing Investors of Athens II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,222,169 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $22,500 as of December 31, 2015.

In December 2015 the investment general partner transferred its interest in Meadowbrook Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,968 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $2,500 as of December 31, 2015.

In December 2015 the investment general partner transferred its economic interest in Stratford Square, Limited Partnership to an unrelated third party for its assumption of the outstanding mortgage balance of approximately $689,260 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $9,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,500 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $13,500 as of December 31, 2015.

In December 2015 the investment general partner transferred its interest in Summer Glen of Immokalee to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,334,168 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,500 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $13,500 as of December 31, 2015.

(Series 11)

As of December 31, 2015 and 2014 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2015 and 2014, Series 11 reflects net loss from Operating Partnerships of $(127,374) and $(140,601), respectively, which includes depreciation and amortization of $339,441 and $530,579, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, Limited

(Series 12)

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2015 and 2014, Series 12 reflects net loss from Operating Partnerships of $(61,114) and $(101,059), respectively, which includes depreciation and amortization of $196,560 and $295,322, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

BB&L Enterprises

Briarwick Apartments, Limited, A KY Limited Partnership

Jessup Limited Partnership

(Series 14)

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2015 and 2014, Series 14 reflects net loss from Operating Partnerships of $(301,048) and $(409,860), respectively, which includes depreciation and amortization of $581,424 and $868,162, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Six Limited Partnership

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 12, 2016	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.