Form 10-K
period 2016-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2016-06-23
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016 or

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
FOR THE YEAR ENDED MARCH 31, 2016

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering (“Offering”) in Series 7, 9 through 12, and 14. The Partnership raised $186,337,517 representing a total of 18,679,738 BACs in six series. The Partnership completed sales of BACs in all Series on January 27, 1992.

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

As of March 31, 2016, the Partnership had invested in a total of 39 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 8 Operating Partnerships on behalf of Series 9, 0 Operating Partnerships on behalf of Series 10, 9 Operating Partnerships on behalf of Series 11, 9 Operating Partnerships on behalf of Series 12, and 13 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Plan of Liquidation

On March 3, 2010, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.” The Plan was approved by the BAC holders on July 1, 2010, and was adopted by the General Partner on July 1, 2010. Pursuant to the Plan, the General Partner is able to, without further action by the BAC holders:

-	liquidate the assets and wind up the business of the Partnership;
-	make liquidating distributions in cancellation of the BACs;
-	dissolve the Partnership after the sale of all of the Partnership’s assets; and
-	take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

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

For additional information regarding the sale of Partnership assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in this Annual Report on Form 10-K.

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

The Partnership has acquired a limited partnership interest in each of the 39 Operating Partnerships in 6 series identified in the table set forth below. In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2016

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance As of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con Paid Thru 3/31/16

Fountain Green Apartments	Crestview, FL	24	$644,748	6/90	5/90	100%	$164,534

Garden Lake Apartments	Immokalee, FL	65	2,004,697	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	336,447	6/90	6/90	100%	383,100

Grifton Manor Apts.	Grifton, NC	40	1,073,338	9/93	2/94	100%	261,645

Magnolia Lane Apartments	Bloomingdale, GA	48	1,340,049	5/90	3/90	100%	321,908

Pine Ridge Place	Polkton, NC	16	565,749	1/94	12/93	100%	114,730

Quail Hollow II	Raleigh, NC	36	2,184,769	7/90	9/90	100%	313,521

Village Oaks Apartments II	Live Oak, FL	24	661,756	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2016

All properties in Series 10 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance As of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con Paid Thru 3/31/16

Buckeye Senior Apartments	Buckeye, AZ	41	$1,215,768	12/90	8/90	100%	$311,480

Elmwood Manor Apartments	Eutaw, AL	47	1,483,846	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	890,621	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	836,787	11/90	10/90	100%	207,360

Lakewood Village Apartments	Lake Providence, LA	32	876,181	1/91	5/91	100%	223,827

Oatka Meadows	Warsaw, NY	24	836,289	11/90	6/90	100%	206,670

South Fork Heights	South Fork, CO	48	1,307,831	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	713,427	12/90	9/90	100%	206,888

Wildridge Apartments	Jesup, GA	48	1,208,027	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance As of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con Paid Thru 3/31/16

Bowman Village Apartments	Bowman, GA	24	$609,379	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	983,433	4/91	4/91	100%	323,941

Fox Run Apartments	Jesup, GA	24	369,820	12/91	7/92	100%	150,033

Hunters Park Apartments	Tarboro, NC	40	1,286,101	5/91	4/91	100%	320,175

Lakeridge Apartments	Eufala, AL	30	836,097	3/91	4/91	100%	186,780

Rockmoor Apartments	Banner Elk, NC	12	513,290	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	659,379	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	474,291	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	485,264	3/91	3/91	100%	96,868

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance As of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con Paid Thru 3/31/16

Brantwood Lane Apartments	Centreville, AL	36	$1,046,146	7/91	9/91	100%	$237,873

The Bridge Building	New York, NY	15	-	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	660,189	7/91	11/90	100%	160,600

Cedar View Apartments	Brinkley, AR	32	1,147,173	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,284,275	10/91	1/92	100%	326,310

Devenwood Apartments	Ridgeland, SC	24	789,778	7/92	1/93	100%	186,000

Fairground Place Apts.	Bedford, KY	19	637,577	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	845,265	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,315,937	1/92	6/91	100%	226,000

Montague Place Apartments	Caro, MI	28	1,038,630	12/91	12/91	100%	432,320

Newellton Place Apartments	Newellton, LA	32	801,406	2/92	4/92	100%	190,600

Pineridge Elderly	Walnut Cove, NC	24	835,807	10/91	3/92	100%	199,311

Snow Hill Ridge Apartments	Raleigh, NC	32	962,566	10/91	12/91	100%	307,524

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Partnership is classified as a limited partnership and has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2016, the Partnership has 10,481 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 739 investors holding 1,036,100 BACs, Series 9 consists of 1,993 investors holding 4,178,029 BACs, Series 10 consists of 1,485 investors holding 2,428,925 BACs, Series 11 consists of 1,253 investors holding 2,489,599 BACs, Series 12 consists of 1,759 investors holding 2,972,795 BACs, and Series 14 consists of 3,252 investors holding 5,574,290 BACs at March 31, 2016.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2016.

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

Liquidity

The Partnership’s primary source of funds was the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2016 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2016 the Partnership accrued $309,428 and paid $1,884,866 in annual partnership management fees. As of March 31, 2016 the accrued partnership management fees totaled $12,048,466. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

As of March 31, 2016, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2016, represented $0 in working capital.

(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2016, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, 47 of the properties had been disposed of and 8 remain. Cash and Cash Equivalents for Series 9 at March 31, 2016, represented $133,859 in working capital.

(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2016, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, all 45 of the properties had been disposed of. Cash and Cash Equivalents for Series 10 at March 31, 2016, represented $0 in working capital.

(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2016, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2016, 31 of the properties had been disposed of and 9 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2016, represented $178,538 in working capital.

(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2016, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2016, 44 of the properties had been disposed of and 9 remain. The Partnership has completed payment of all installments of its capital contributions to 8 of the 9 remaining Operating Partnerships. At March 31, 2016, working capital of $165,356 consists of cash and cash equivalents less capital contributions payable.

(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2016, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2016 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2016, 88 of the properties had been disposed of and 13 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships. At March 31, 2016, working capital of $489,441 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2016 and 2015 was $254,087 and $223,649, respectively. The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7). The series had a total of 0 properties at March 31, 2016 and 2015.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $0 and $0, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 7 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016, and 2015, the net income (loss) for series 7 was $0 and $0, respectively.

(Series 9). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 8 properties as of March 31, 2016, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $393,783 and $590,668, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2016 and 2015, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016, and 2015, the net income (loss) for series 9 was $(89,280) and $(29,822), respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

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

Glenwood Hotel Investors

(Series 10). The series had a total of 0 properties at March 31, 2016.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $3,140,711 and $374,016, respectively, in passive tax income that was passed through to the investors.

As of March 31, 2016 and 2015, the Investments in Operating Partnerships for Series 10 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016, and 2015, the net income (loss) for series 10 was $(848) and $344,687, respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

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

(Series 11). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2016, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $70,189 and $1,228,847, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 11 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016, and 2015, the net income (loss) for series 11 was $474,935 and $508,332, respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

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

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, were paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 were returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership’s investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015. In July 2015, additional proceeds of $413 and $276 were received and returned to the cash reserves held by Series 11 and Series 12.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

South Fork Heights, Limited

(Series 12). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2016, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $7,452 and $616,777, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2016 and 2015, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016, and 2015, the net income (loss) for series 12 was $354,698 and $(10,347), respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

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

In April 2015, the operating general partner of Ivan Woods Limited Dividend Housing Association Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 26, 2015. The sales price of the property was $3,650,000, which included the outstanding mortgage balance of approximately $2,233,027 and total cash proceeds to the investment partnerships of $963,073. Of the total proceeds received by the investment partnerships, $1,989 and $1,331 for Series 11 and Series 12, respectively, were paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $574,796 and $384,957 were returned to cash reserves held by Series 11 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnerships, which were applied against the investment partnership’s investment in the Operating Partnerships in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnerships to zero. Accordingly, a gain on the sale of the Operating Partnerships of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $574,796 and $384,957 for Series 11 and Series 12, respectively, as of June 30, 2015. In July 2015, additional proceeds of $413 and $276 were received and returned to the cash reserves held by Series 11 and Series 12.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

BB&L Enterprises

Briarwick Apartments, Limited, A KY Limited Partnership

Jessup Limited Partnership

Lakeridge Apartments of Eufala, Limited

(Series 14). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 13 properties at March 31, 2016, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(41,776) and $1,559,369, respectively, in passive tax income that were passed through to the investors.

As of March 31, 2016 and 2015, the Investments in Operating Partnerships for Series 14 was $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) for series 14 was $267,767 and $3,335,921, respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership, the partnership management fee, and other income.

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

In March 2016, the investment general partner transferred its interest in Ada Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $842,460 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $30,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $30,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $17,921 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Blanchard Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,271 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $9,498 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Davis Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $969,437 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $30,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $30,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $52,161 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Duncan Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $879,612 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $33,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $31,300 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Kingfisher Village Apartments Ltd., Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $110,939 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $4,531 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Lexington Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $172,581 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $5,894 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Maysville Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $179,134 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $6,103 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Prague Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $85,733 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $3,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $5,646 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Wynnewood Village Apartments Limited, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $371,778 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $9,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $11,992 was recorded as gain on the transfer of the Operating Partnership as of March 31, 2016.

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership has determined that there is no material impact to its financial statements as a result of this guidance.

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

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2016. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2016, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective. On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). As of March 31, 2016, the Partnership is in the process of transitioning to the 2013 Framework and experts to complete the implementation of the 2013 Framework during the fiscal year ending March 31, 2017.

(c)	Changes in Internal Controls

There were no changes in the Partnership management’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership management’s internal control over financial reporting.

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

John P. Manning, age 67, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 54, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston

Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 69, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 52, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2016 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2016 was $309,428. The annual partnership management fee paid during the year ended March 31, 2016 was $1,884,866. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $63,890 for amounts charged to operations during the year ended March 31, 2016. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2016, $0 were paid to an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security ownership of certain beneficial owners.

As of March 31, 2016, 18,679,738 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.     Everest Housing

199 South Los Robles Ave., Suite 200

Pasadena, CA 91101

Series	% of BACs held
Series 12	9.04%
Series 14	7.28%

2.     Summit Venture

P.O. Box 47638

Phoenix, AZ 85068

Series	% of BACs held
Series 9	9.38%
Series 10	5.16%
Series 11	14.00%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.

(c)	Changes in control.

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

(a) Transactions with related persons

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2016.

(b) Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Promoters and certain control persons.

Not applicable.

(d) Independence.

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2016 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$13,920	$12,520	$18,220	$16,270	$24,395

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	5,010	4,790	6,110	5,670	9,160

All Other Fees	-	1,317	981	830	1,179	2,166

Total	$-	$20,247	$18,291	$25,160	$23,119	$35,721

Fees paid to the Partnership’s independent auditors for fiscal year 2015 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$14,872	$17,397	$15,497	$21,922	$23,447

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	5,230	5,860	6,070	7,150	9,430

All Other Fees	-	1,356	1,007	860	1,199	2,225

Total	$-	$21,458	$24,264	$22,427	$30,271	$35,102

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2016 and 2015

Statement of Operations, Years ended March 31, 2016, and 2015

Statements of Changes in Partners’ Capital, Years ended March 31, 2016, and 2015

Statements of Cash Flows, Years ended March 31, 2016, and 2015

Notes to Financial Statements, March 31, 2016, and 2015

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund II, L.P. Annual Report on Form 10-K for the period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners’ Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date:
June 23, 2016	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 23, 2016	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

June 23, 2016	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer), C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.

