Form 10-Q
period 2016-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2016-08-12
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-16
Condensed Statements of Changes in Partners' Capital (Deficit)	17-20
Condensed Statements of Cash Flows	21-27
Notes to Condensed Financial Statements	28-41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	42-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Signatures	58

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 808,265	$ 976,435
Other assets	2,200	2,200
	$ 810,465	$ 978,635

LIABILITIES
Accounts payable	$ 12,600	$ 35,100
Accounts payable affiliates (Note C)	12,138,365	12,201,654
Capital contributions payable (Note D)	9,241	9,241
	12,160,206	12,245,995
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,517,788 outstanding as of June 30, 2016 and March 31, 2016.	(11,143,179)	(11,061,622)
General Partner	(206,562)	(205,738)
	(11,349,741)	(11,267,360)
	$ 810,465	$ 978,635

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of June 30, 2016 and March 31, 2016.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 125,598	$ 133,859
Other assets	-	-
	$ 125,598	$ 133,859

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,621,564	6,608,868
Capital contributions payable (Note D)	-	-
	6,621,564	6,608,868

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,145,929 outstanding as of June 30, 2016 and March 31, 2016.	(6,096,168)	(6,075,421)

General Partner	(399,798)	(399,588)

	(6,495,966)	(6,475,009)
	$ 125,598	$ 133,859

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,409,225 outstanding as of June 30, 2016 and March 31, 2016.	(1,090,973)	(1,090,973)

General Partner	1,090,973	1,090,973
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 172,486	$ 178,538
Other assets	-	-
	$ 172,486	$ 178,538

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	121,808	105,896
Capital contributions payable (Note D)	-	-
	121,808	105,896

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,484,999 outstanding as of June 30, 2016 and March 31, 2016.	264,857	286,601

General Partner	(214,179)	(213,959)
	50,678	72,642
	$ 172,486	$ 178,538

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 169,271	$ 174,597
Other assets	-	-
	$ 169,271	$ 174,597

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,819,662	2,808,955
Capital contributions payable (Note D)	9,241	9,241
	2,828,903	2,818,196

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,933,895 outstanding as of June 30, 2016 and March 31, 2016.	(2,381,906)	(2,366,033)

General Partner	(277,726)	(277,566)
	(2,659,632)	(2,643,599)
	$ 169,271	$ 174,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 340,910	$ 489,441
Other assets	2,200	2,200
	$ 343,110	$ 491,641

LIABILITIES

Accounts payable	$ 12,600	$ 35,100
Accounts payable affiliates (Note C)	2,575,331	2,677,935
Capital contributions payable (Note D)	-	-
	2,587,931	2,713,035

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,507,640 outstanding as of June 30, 2016 and March 31, 2016.	(1,754,483)	(1,731,290)

General Partner	(490,338)	(490,104)
	(2,244,821)	(2,221,394)
	$ 343,110	$ 491,641

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 233	$ 412
Other income	1	-
	234	412

Share of income from Operating Partnerships(Note D)	-	959,753

Expenses

Professional fees	18,949	23,340
Partnership management fee, net (Note C)	43,885	83,396
General and administrative expenses	19,781	15,392
	82,615	122,128

NET INCOME(LOSS)	$ (82,381)	$ 838,037

Net income(loss) allocated to assignees	$ (81,557)	$ 829,658

Net income(loss) allocated to general partner	$ (824)	$ 8,379

Net income(loss) per BAC	$ (.00)	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2016	2015

Income
Interest income	$ -	$ -
Other income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	-
Partnership management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income(loss) allocated to assignees	$ -	$ -

Net income(loss) allocated to general partner	$ -	$ -

Net income(loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2016	2015

Income
Interest income	$ 32	$ 37
Other income	1	-
	33	37

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	3,920	3,810
Partnership management fee, net (Note C)	12,228	15,197
General and administrative expenses	4,842	3,087
	20,990	22,094

NET INCOME(LOSS)	$ (20,957)	$ (22,057)

Net income(loss) allocated to assignees	$ (20,747)	$ (21,836)

Net income(loss) allocated to general partner	$ (210)	$ (221)

Net income(loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2016	2015

Income
Interest income	$ -	$ 53
Other income	-	-
	-	53

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	-	3,645
Partnership management fee, net (Note C)	-	12,345
General and administrative expenses	-	2,746
	-	18,736

NET INCOME(LOSS)	$ -	$ (18,683)

Net income(loss) allocated to assignees	$ -	$ (18,496)

Net income(loss) allocated to general partner	$ -	$ (187)

Net income(loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2016	2015

Income
Interest income	$ 43	$ 130
Other income	-	-
	43	130

Share of income from Operating Partnerships(Note D)	-	574,796

Expenses

Professional fees	4,213	4,635
Partnership management fee, net (Note C)	13,912	18,320
General and administrative expenses	3,882	2,636
	22,007	25,591

NET INCOME(LOSS)	$ (21,964)	$ 549,335

Net income(loss) allocated to assignees	$ (21,744)	$ 543,842

Net income(loss) allocated to general partner	$ (220)	$ 5,493

Net income(loss) per BAC	$ (.01)	$ .22

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2016	2015

Income
Interest income	$ 42	$ 65
Other income	-	-
	42	65

Share of income from Operating Partnerships(Note D)	-	384,957

Expenses

Professional fees	4,073	4,305
Partnership management fee, net (Note C)	7,464	11,334
General and administrative expenses	4,538	2,951
	16,075	18,590

NET INCOME(LOSS)	$ (16,033)	$ 366,432

Net income(loss) allocated to assignees	$ (15,873)	$ 362,768

Net income(loss) allocated to general partner	$ (160)	$ 3,664

Net income(loss) per BAC	$ (.01)	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2016	2015

Income
Interest income	$ 116	$ 127
Other income	-	-
	116	127

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional fees	6,743	6,945
Partnership management fee, net (Note C)	10,281	26,200
General and administrative expenses	6,519	3,972
	23,543	37,117

NET INCOME(LOSS)	$ (23,427)	$ (36,990)

Net income(loss) allocated to assignees	$ (23,193)	$ (36,620)

Net income(loss) allocated to general partner	$ (234)	$ (370)

Net income(loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(11,061,622)	$ (205,738)	$(11,267,360)

Net income(loss)	(81,557)	(824)	(82,381)

Partners' capital (deficit), June 30, 2016	$(11,143,179)	$ (206,562)	$(11,349,741)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2016	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2016	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2016	$(6,075,421)	$ (399,588)	$(6,475,009)

Net income(loss)	(20,747)	(210)	(20,957)

Partners' capital (deficit), June 30, 2016	$(6,096,168)	$ (399,798)	$(6,495,966)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2016	$ (1,090,973)	$ 1,090,973	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2016	$ (1,090,973)	$ 1,090,973	$ -

Series 11
Partners' capital (deficit) April 1, 2016	$ 286,601	$ (213,959)	$ 72,642

Net income(loss)	(21,744)	(220)	(21,964)

Partners' capital (deficit), June 30, 2016	$ 264,857	$ (214,179)	$ 50,678

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2016	$(2,366,033)	$ (277,566)	$(2,643,599)

Net income(loss)	(15,873)	(160)	(16,033)

Partners' capital (deficit), June 30, 2016	$(2,381,906)	$ (277,726)	$(2,659,632)

Series 14
Partners' capital (deficit) April 1, 2016	$(1,731,290)	$ (490,104)	$(2,221,394)

Net income(loss)	(23,193)	(234)	(23,427)

Partners' capital (deficit), June 30, 2016	$(1,754,483)	$ (490,338)	$(2,244,821)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (82,381)	$ 838,037
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	(959,753)
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(22,500)	-
(Decrease) Increase in accounts payable affiliates	(63,289)	88,552

Net cash used in operating activities	(168,170)	(33,164)

DECREASE IN CASH AND CASH EQUIVALENTS	(168,170)	(33,164)

Cash and cash equivalents, beginning	976,435	1,682,834

Cash and cash equivalents, ending	$ 808,265	$ 1,649,670

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (20,957)	$ (22,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	12,696	16,497

Net cash used in operating activities	(8,261)	(5,560)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,261)	(5,560)

Cash and cash equivalents, beginning	133,859	163,039

Cash and cash equivalents, ending	$ 125,598	$ 157,479

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ -	$ (18,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	12,345

Net cash used in operating activities	-	(6,338)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(6,338)

Cash and cash equivalents, beginning	-	205,732

Cash and cash equivalents, ending	$ -	$ 199,394

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (21,964)	$ 549,335
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	(574,796)
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	15,912	19,320

Net cash used in operating activities	(6,052)	(6,141)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,052)	(6,141)

Cash and cash equivalents, beginning	178,538	211,756

Cash and cash equivalents, ending	$ 172,486	$ 205,615

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (16,033)	$ 366,432
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	(384,957)
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	10,707	12,990

Net cash used in operating activities	(5,326)	(5,535)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,326)	(5,535)

Cash and cash equivalents, beginning	174,597	160,021

Cash and cash equivalents, ending	$ 169,271	$ 154,486

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (23,427)	$ (36,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(22,500)	-
(Decrease) Increase in accounts payable affiliates	(102,604)	27,400

Net cash used in operating activities	(148,531)	(9,590)

DECREASE IN CASH AND CASH EQUIVALENTS	(148,531)	(9,590)

Cash and cash equivalents, beginning	489,441	942,286

Cash and cash equivalents, ending	$ 340,910	$ 932,696

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of June 30, 2016 1,036,100 BACs in Series 7, 4,145,929 BACs in Series 9, 2,409,225 BACs in Series 10, 2,484,999 BACs in Series 11, 2,933,895 BACs in Series 12, and 5,507,640 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2016 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable affiliates at June 30, 2016 and 2015 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	14,289	16,497
Series 10	-	12,345
Series 11	15,912	19,320
Series 12	10,707	12,990
Series 14	21,012	27,400

	$ 61,920	$ 88,552

The partnership management fee paid for the quarters ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	1,593	-
Series 10	-	-
Series 11	-	-
Series 12	-	-
Series 14	123,616	-

	$ 125,209	$ -

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2016, and 2015 the Partnership had limited partnership interests in 39 and 57 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2016 and 2015 by series is as follows:

	2016	2015
Series 7	-	-
Series 9	8	9
Series 10	-	7
Series 11	9	9
Series 12	9	9
Series 14	13	23

	39	57

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2016 and 2015 by series are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	-	160,733

	$ 9,241	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the three months ended June 30, 2016, the Partnership did not dispose of any Operating Partnerships.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2016.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2016	2015

Revenues
Rental	$ 1,764,014	$ 2,452,174
Interest and other	48,110	39,822
	1,812,124	2,491,996

Expenses
Interest	207,998	297,368
Depreciation and amortization	406,231	571,199
Operating expenses	1,355,891	1,928,836
	1,970,120	2,797,403

NET LOSS	$ (157,996)	$ (305,407)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (156,417)	$ (302,354)

Net loss allocated to other partners	$ (1,579)	$ (3,053)

*Amounts include $156,417 and $302,354 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2016	2015

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2016	2015

Revenues
Rental	$ 416,863	$ 467,129
Interest and other	8,687	6,873
	425,550	474,002

Expenses
Interest	44,265	62,250
Depreciation and amortization	98,719	114,888
Operating expenses	303,016	356,403
	446,000	533,541

NET LOSS	$ (20,450)	$ (59,539)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (20,246)	$ (58,944)

Net loss allocated to other partners	$ (204)	$ (595)

*Amounts include $20,246 and $58,944 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10

	2016	2015

Revenues
Rental	$ -	$ 317,199
Interest and other	-	5,445
	-	322,644

Expenses
Interest	-	36,267
Depreciation and amortization	-	73,359
Operating expenses	-	270,110
	-	379,736

NET LOSS	$ -	$ (57,092)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (56,521)

Net loss allocated to other partners	$ -	$ (571)

*Amounts include $0 and $56,521 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2016	2015

Revenues
Rental	$ 490,009	$ 478,779
Interest and other	7,598	7,003
	497,607	485,782

Expenses
Interest	46,774	52,618
Depreciation and amortization	110,346	116,773
Operating expenses	380,823	353,130
	537,943	522,521

NET LOSS	$ (40,336)	$ (36,739)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (39,933)	$ (36,372)

Net loss allocated to other partners	$ (403)	$ (367)

*Amounts include $39,933 and $36,372 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2016	2015

Revenues
Rental	$ 298,726	$ 291,141
Interest and other	23,915	10,317
	322,641	301,458

Expenses
Interest	49,424	37,564
Depreciation and amortization	65,763	65,427
Operating expenses	244,795	219,803
	359,982	322,794

NET LOSS	$ (37,341)	$ (21,336)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (36,968)	$ (21,123)

Net loss allocated to other partners	$ (373)	$ (213)

*Amounts include $36,968 and $21,123 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2016	2015

Revenues
Rental	$ 558,416	$ 897,926
Interest and other	7,910	10,184
	566,326	908,110

Expenses
Interest	67,535	108,669
Depreciation and amortization	131,403	200,752
Operating expenses	427,257	729,390
	626,195	1,038,811

NET LOSS	$ (59,869)	$ (130,701)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (59,270)	$ (129,394)

Net loss allocated to other partners	$ (599)	$ (1,307)

*Amounts include $59,270 and $129,394 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2016 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.  Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2016 and 2015 in the amount of $1 and $0. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2016 were $61,920 and total partnership management fees accrued as of June 30, 2016 were $11,985,177. During the three months ended June 30, 2016, the Partnership paid $125,209 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2016, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended June 30, 2016, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2016, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2016 the Partnership had $808,265 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at June 30, 2016, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	8	125,598
10	24,288,997	2,428,925	08/24/90	-	-
11	24,735,002	2,489,599	12/27/90	9	172,486
12	29,710,003	2,972,795	04/30/91	9	169,271
14	55,728,997	5,574,290	01/27/92	13	340,910

	$186,398,017	18,679,738		39	$ 808,265

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,11,12 and 14 as of June 30, 2016 are $125,598, $172,486, $160,030 and $340,910, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2016 and 2015 the Partnership held limited partnership interests in 39 and 57 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2016 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	14,289	2,061	12,228
Series 10	-	-	-
Series 11	15,912	2,000	13,912
Series 12	10,707	3,243	7,464
Series 14	21,012	10,731	10,281
	$ 61,920	$ 18,035	$ 43,885

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2016 and 2015.

(Series 9)

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2016 and 2015, Series 9 reflects loss from Operating Partnerships of $(20,450) and $(59,539), respectively, which includes depreciation and amortization of $98,719 and $114,888, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Glenwood Hotel Investors

Village Oaks Apartments II, Limited

(Series 10)

As of June 30, 2015, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2016.

For the periods ended June 30, 2016 and 2015, Series 10 reflects net loss from Operating Partnerships of $0 and $(57,092), respectively, which includes depreciation and amortization of $0 and $73,359, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

(Series 11)

As of June 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2016 and 2015, Series 11 reflects net loss from Operating Partnerships of $(40,336) and $(36,739), respectively, which includes depreciation and amortization of $110,346 and $116,773, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, Limited

Wildridge Apartments Limited, Limited Partnership

(Series 12)

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2016 and 2015, Series 12 reflects net loss from Operating Partnerships of $(37,341) and $(21,336), respectively, which includes depreciation and amortization of $65,763 and $65,427, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

BB&L Enterprises

Briarwick Apartments, Limited, A KY Limited Partnership

Jessup Limited Partnership

Lakeridge Apartments of Eufala, Limited

(Series 14)

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2016 and 2015, Series 14 reflects net loss from Operating Partnerships of $(59,869) and $(130,701), respectively, which includes depreciation and amortization of $131,403 and $200,752, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2016.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 12, 2016	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.