Form 10-Q
period 2016-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2016-11-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-63

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures	64

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3. Defaults Upon Senior Securities	65

Item 4. Mine Safety Disclosures	65

Item 5. Other Information	65

Item 6. Exhibits	65

Signatures	66

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 1,333,491	$ 976,435
Other assets	2,200	2,200
	$ 1,335,691	$ 978,635

LIABILITIES
Accounts payable	$ 22,500	$ 35,100
Accounts payable affiliates (Note C)	12,199,164	12,201,654
Capital contributions payable (Note D)	9,241	9,241
	12,230,905	12,245,995
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,517,788 outstanding as of September 30, 2016 and March 31, 2016.	(10,693,198)	(11,061,622)
General Partner	(202,016)	(205,738)
	(10,895,214)	(11,267,360)
	$ 1,335,691	$ 978,635

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 7

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and 1,036,100 outstanding as of September 30, 2016 and March 31, 2016.	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 9

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 651,094	$ 133,859
Other assets	-	-
	$ 651,094	$ 133,859

LIABILITIES

Accounts payable	$ 3,900	$ -
Accounts payable affiliates (Note C)	6,635,102	6,608,868
Capital contributions payable (Note D)	-	-
	6,639,002	6,608,868

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,145,929 outstanding as of September 30, 2016 and March 31, 2016.	(5,593,191)	(6,075,421)

General Partner	(394,717)	(399,588)

	(5,987,908)	(6,475,009)
	$ 651,094	$ 133,859

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 10

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,409,225 outstanding as of September 30, 2016 and March 31, 2016.	(1,090,973)	(1,090,973)

General Partner	1,090,973	1,090,973
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 11

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 156,882	$ 178,538
Other assets	-	-
	$ 156,882	$ 178,538

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	137,720	105,896
Capital contributions payable (Note D)	-	-
	137,720	105,896

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and 2,484,999 outstanding as of September 30, 2016 and March 31, 2016.	233,656	286,601

General Partner	(214,494)	(213,959)
	19,162	72,642
	$ 156,882	$ 178,538

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 12

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 203,683	$ 174,597
Other assets	-	-
	$ 203,683	$ 174,597

LIABILITIES

Accounts payable	$ 6,000	$ -
Accounts payable affiliates (Note C)	2,830,370	2,808,955
Capital contributions payable (Note D)	9,241	9,241
	2,845,611	2,818,196

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and 2,933,895 outstanding as of September 30, 2016 and March 31, 2016.	(2,364,379)	(2,366,033)

General Partner	(277,549)	(277,566)
	(2,641,928)	(2,643,599)
	$ 203,683	$ 174,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 14

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$ 321,832	$ 489,441
Other assets	2,200	2,200
	$ 324,032	$ 491,641

LIABILITIES

Accounts payable	$ 12,600	$ 35,100
Accounts payable affiliates (Note C)	2,595,972	2,677,935
Capital contributions payable (Note D)	-	-
	2,608,572	2,713,035

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and 5,507,640 outstanding as of September 30, 2016 and March 31, 2016.	(1,793,805)	(1,731,290)

General Partner	(490,735)	(490,104)
	(2,284,540)	(2,221,394)
	$ 324,032	$ 491,641

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 256	$ 514
Other income	534,502	127,517
	534,758	128,031

Share of income from Operating Partnerships(Note D)	60,105	21,678

Expenses

Professional fees	63,470	86,598
Partnership management fee, net (Note C)	52,788	63,475
General and administrative expenses	24,077	26,586
	140,335	176,659

NET INCOME(LOSS)	$ 454,528	$ (26,950)

Net income(loss) allocated to assignees	$ 449,982	$ (26,680)

Net income(loss) allocated to general partner	$ 4,546	$ (270)

Net income(loss) per BAC	$ .02	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2016	2015

Income
Interest income	$ 69	$ 47
Other income	534,211	1
	534,280	48

Share of income from Operating Partnerships(Note D)	-	1,593

Expenses

Professional fees	12,598	13,602
Partnership management fee, net (Note C)	7,707	11,874
General and administrative expenses	5,916	5,361
	26,221	30,837

NET INCOME(LOSS)	$ 508,059	$ (29,196)

Net income(loss) allocated to assignees	$ 502,978	$ (28,904)

Net income(loss) allocated to general partner	$ 5,081	$ (292)

Net income(loss) per BAC	$ .12	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2016	2015

Income
Interest income	$ -	$ 66
Other income	-	(2,375)
	-	(2,309)

Share of income from Operating Partnerships(Note D)	-	1,593

Expenses

Professional fees	-	13,386
Partnership management fee, net (Note C)	-	9,172
General and administrative expenses	-	4,617
	-	27,175

NET INCOME(LOSS)	$ -	$ (27,891)

Net income(loss) allocated to assignees	$ -	$ (27,612)

Net income(loss) allocated to general partner	$ -	$ (279)

Net income(loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2016	2015

Income
Interest income	$ 45	$ 162
Other income	291	291
	336	453

Share of income from Operating Partnerships(Note D)	-	413

Expenses

Professional fees	13,100	17,690
Partnership management fee, net (Note C)	13,732	12,732
General and administrative expenses	5,020	4,305
	31,852	34,727

NET INCOME(LOSS)	$ (31,516)	$ (33,861)

Net income(loss) allocated to assignees	$ (31,201)	$ (33,522)

Net income(loss) allocated to general partner	$ (315)	$ (339)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2016	2015

Income
Interest income	$ 45	$ 81
Other income	-	-
	45	81

Share of income from Operating Partnerships(Note D)	47,000	276

Expenses

Professional fees	13,057	15,979
Partnership management fee, net (Note C)	10,708	8,952
General and administrative expenses	5,576	5,039
	29,341	29,970

NET INCOME(LOSS)	$ 17,704	$ (29,613)

Net income(loss) allocated to assignees	$ 17,527	$ (29,317)

Net income(loss) allocated to general partner	$ 177	$ (296)

Net income(loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2016	2015

Income
Interest income	$ 97	$ 158
Other income	-	129,600
	97	129,758

Share of income from Operating Partnerships(Note D)	13,105	17,803

Expenses

Professional fees	24,715	25,941
Partnership management fee, net (Note C)	20,641	20,745
General and administrative expenses	7,565	7,264
	52,921	53,950

NET INCOME(LOSS)	$ (39,719)	$ 93,611

Net income(loss) allocated to assignees	$ (39,322)	$ 92,675

Net income(loss) allocated to general partner	$ (397)	$ 936

Net income(loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 489	$ 927
Other income	534,503	127,517
	534,992	128,444

Share of income from Operating Partnerships(Note D)	60,105	981,431

Expenses

Professional fees	82,419	109,938
Partnership management fee, net (Note C)	96,673	146,871
General and administrative expenses	43,859	41,977
	222,951	298,786

NET INCOME(LOSS)	$ 372,146	$ 811,089

Net income(loss) allocated to assignees	$ 368,424	$ 802,979

Net income(loss) allocated to general partner	$ 3,722	$ 8,110

Net income(loss) per BAC	$ .02	$ .04

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2016	2015

Income
Interest income	$ 101	$ 84
Other income	534,212	1
	534,313	85

Share of income from Operating Partnerships(Note D)	-	1,593

Expenses

Professional fees	16,518	17,412
Partnership management fee, net (Note C)	19,935	27,071
General and administrative expenses	10,759	8,448
	47,212	52,931

NET INCOME(LOSS)	$ 487,101	$ (51,253)

Net income(loss) allocated to assignees	$ 482,230	$ (50,740)

Net income(loss) allocated to general partner	$ 4,871	$ (513)

Net income(loss) per BAC	$ .12	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2016	2015

Income
Interest income	$ -	$ 119
Other income	-	(2,375)
	-	(2,256)

Share of income from Operating Partnerships(Note D)	-	1,593

Expenses

Professional fees	-	17,031
Partnership management fee, net (Note C)	-	21,517
General and administrative expenses	-	7,363
	-	45,911

NET INCOME(LOSS)	$ -	$ (46,574)

Net income(loss) allocated to assignees	$ -	$ (46,108)

Net income(loss) allocated to general partner	$ -	$ (466)

Net income(loss) per BAC	$ -	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2016	2015

Income
Interest income	$ 88	$ 292
Other income	291	291
	379	583

Share of income from Operating Partnerships(Note D)	-	575,209

Expenses

Professional fees	17,313	22,325
Partnership management fee, net (Note C)	27,644	31,052
General and administrative expenses	8,902	6,942
	53,859	60,319

NET INCOME(LOSS)	$ (53,480)	$ 515,473

Net income(loss) allocated to assignees	$ (52,945)	$ 510,318

Net income(loss) allocated to general partner	$ (535)	$ 5,155

Net income(loss) per BAC	$ (.02)	$ .21

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2016	2015

Income
Interest income	$ 87	$ 147
Other income	-	-
	87	147

Share of income from Operating Partnerships(Note D)	47,000	385,233

Expenses

Professional fees	17,130	20,284
Partnership management fee, net (Note C)	18,172	20,286
General and administrative expenses	10,114	7,989
	45,416	48,559

NET INCOME(LOSS)	$ 1,671	$ 336,821

Net income(loss) allocated to assignees	$ 1,654	$ 333,453

Net income(loss) allocated to general partner	$ 17	$ 3,368

Net income(loss) per BAC	$ .00	$ .11

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2016	2015

Income
Interest income	$ 213	$ 285
Other income	-	129,600
	213	129,885

Share of income from Operating Partnerships(Note D)	13,105	17,803

Expenses

Professional fees	31,458	32,886
Partnership management fee, net (Note C)	30,922	46,945
General and administrative expenses	14,084	11,235
	76,464	91,066

NET INCOME(LOSS)	$ (63,146)	$ 56,622

Net income(loss) allocated to assignees	$ (62,515)	$ 56,056

Net income(loss) allocated to general partner	$ (631)	$ 566

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(11,061,622)	$ (205,738)	$(11,267,360)

Net income(loss)	368,424	3,722	372,146

Partners' capital (deficit), September 30, 2016	$(10,693,198)	$ (202,016)	$(10,895,214)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2016	$ (84,506)	$ 84,506	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2016	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2016	$(6,075,421)	$ (399,588)	$(6,475,009)

Net income(loss)	482,230	4,871	487,101

Partners' capital (deficit), September 30, 2016	$(5,593,191)	$ (394,717)	$(5,987,908)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2016	$ (1,090,973)	$ 1,090,973	$ -

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2016	$ (1,090,973)	$ 1,090,973	$ -

Series 11
Partners' capital (deficit) April 1, 2016	$ 286,601	$ (213,959)	$ 72,642

Net income(loss)	(52,945)	(535)	(53,480)

Partners' capital (deficit), September 30, 2016	$ 233,656	$ (214,494)	$ 19,162

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2016	$(2,366,033)	$ (277,566)	$(2,643,599)

Net income(loss)	1,654	17	1,671

Partners' capital (deficit), September 30, 2016	$(2,364,379)	$ (277,549)	$(2,641,928)

Series 14
Partners' capital (deficit) April 1, 2016	$(1,731,290)	$ (490,104)	$(2,221,394)

Net income(loss)	(62,515)	(631)	(63,146)

Partners' capital (deficit), September 30, 2016	$(1,793,805)	$ (490,735)	$(2,284,540)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ 372,146	$ 811,089
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	(60,105)	(981,431)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,600)	-
(Decrease) Increase in accounts payable affiliates	(2,490)	(1,556,410)

Net cash (used in)provided by operating activities	296,951	(1,726,752)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	60,105	965,744

Net cash provided by investing activities	60,105	965,744

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	357,056	(761,008)

Cash and cash equivalents, beginning	976,435	1,682,834

Cash and cash equivalents, ending	$ 1,333,491	$ 921,826

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2016	2015
Cash flows from operating activities:

Net Income(loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in)provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ 487,101	$ (51,253)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	-	(1,593)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,900	-
(Decrease) Increase in accounts payable affiliates	26,234	31,522

Net cash (used in)provided by operating activities	517,235	(21,324)
Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,593

Net cash provided by investing activities	-	1,593

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517,235	(19,731)

Cash and cash equivalents, beginning	133,859	163,039

Cash and cash equivalents, ending	$ 651,094	$ 143,308

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ -	$ (46,574)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	-	(1,593)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(52,878)

Net cash (used in)provided by operating activities	-	(101,045)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,593

Net cash provided by investing activities	-	1,593

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(99,452)

Cash and cash equivalents, beginning	-	205,732

Cash and cash equivalents, ending	$ -	$ 106,280

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (53,480)	$ 515,473
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	-	(575,209)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	31,824	(539,977)

Net cash (used in)provided by operating activities	(21,656)	(599,713)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	575,209

Net cash provided by investing activities	-	575,209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,656)	(24,504)

Cash and cash equivalents, beginning	178,538	211,756

Cash and cash equivalents, ending	$ 156,882	$ 187,252

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ 1,671	$ 336,821
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	(47,000)	(385,233)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,000	-
(Decrease) Increase in accounts payable affiliates	21,415	(361,536)

Net cash (used in)provided by operating activities	(17,914)	(409,948)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	47,000	385,233

Net cash provided by investing activities	47,000	385,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,086	(24,715)

Cash and cash equivalents, beginning	174,597	160,021

Cash and cash equivalents, ending	$ 203,683	$ 135,306

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2016	2015
Cash flows from operating activities:

Net income(loss)	$ (63,146)	$ 56,622
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of Income from Operating Partnerships	(13,105)	(17,803)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(22,500)	-
(Decrease) Increase in accounts payable affiliates	(81,963)	(633,541)

Net cash (used in)provided by operating activities	(180,714)	(594,722)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,105	2,116

Net cash provided by investing activities	13,105	2,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167,609)	(592,606)

Cash and cash equivalents, beginning	489,441	942,286

Cash and cash equivalents, ending	$ 321,832	$ 349,680

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of September 30, 2016 1,036,100 BACs in Series 7, 4,145,929 BACs in Series 9, 2,409,225 BACs in Series 10, 2,484,999 BACs in Series 11, 2,933,895 BACs in Series 12, and 5,507,640 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2016 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

Accounts payable affiliates at September 30, 2016 and 2015 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	13,538	15,025
Series 10	-	10,777
Series 11	15,912	15,912
Series 12	10,708	10,707
Series 14	20,641	26,187

	$ 60,799	$ 78,608

The partnership management fee paid for the quarters ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	76,000
Series 11	-	575,209
Series 12	-	385,233
Series 14	-	687,128

	$ -	$ 1,723,570

The partnership management fee paid for the six months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	1,593	-
Series 10	-	76,000
Series 11	-	575,209
Series 12	-	385,233
Series 14	123,616	687,128

	$ 125,209	$ 1,723,570

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2016, and 2015 the Partnership had limited partnership interests in 34 and 54 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2016 and 2015 by series is as follows:

	2016	2015
Series 7	-	-
Series 9	7	8
Series 10	-	6
Series 11	9	9
Series 12	6	9
Series 14	12	22

	34	54

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2016 and 2015 by series are as follows:

	2016	2015
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	-	145,046

	$ 9,241	$154,287

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

During the six months ended September 30, 2016, the Partnership disposed of five Operating Partnerships. A summary of the disposition by Series for September 30, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 7	-	-	$-	$-
Series 9	1	-	-	-
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	3	-	47,000	47,000
Series 14	-	1	13,105	13,105
Total	4	1	$60,105	$60,105

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2016.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2016	2015

Revenues
Rental	$ 3,324,604	$ 4,735,274
Interest and other	70,720	113,366
	3,395,324	4,848,640

Expenses
Interest	341,665	559,982
Depreciation and amortization	771,079	1,098,986
Operating expenses	2,649,611	3,699,814
	3,762,355	5,358,782

NET LOSS	$ (367,031)	$ (510,142)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (363,360)	$ (505,040)

Net loss allocated to other partners	$ (3,671)	$ (5,102)

*Amounts include $363,360 and $505,040 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2016

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

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - Continued

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2016	2015

Revenues
Rental	$ 765,593	$ 869,278
Interest and other	16,908	19,600
	782,501	888,878

Expenses
Interest	76,113	110,284
Depreciation and amortization	180,677	216,066
Operating expenses	575,771	673,989
	832,561	1,000,339

NET LOSS	$ (50,060)	$ (111,461)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (49,559)	$ (110,346)

Net loss allocated to other partners	$ (501)	$ (1,115)

*Amounts include $49,559 and $110,346 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10

	2016	2015

Revenues
Rental	$ -	$ 578,328
Interest and other	-	12,991
	-	591,319

Expenses
Interest	-	62,857
Depreciation and amortization	-	133,164
Operating expenses	-	495,477
	-	691,498

NET LOSS	$ -	$ (100,179)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (99,177)

Net loss allocated to other partners	$ -	$ (1,002)

*Amounts include $0 and $99,177 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2016	2015

Revenues
Rental	$ 973,513	$ 965,044
Interest and other	13,075	15,192
	986,588	980,236

Expenses
Interest	87,958	103,689
Depreciation and amortization	219,435	227,747
Operating expenses	765,364	718,370
	1,072,757	1,049,806

NET LOSS	$ (86,169)	$ (69,570)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (85,307)	$ (68,874)

Net loss allocated to other partners	$ (862)	$ (696)

*Amounts include $85,307 and $68,874 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2016	2015

Revenues
Rental	$ 502,063	$ 579,765
Interest and other	26,277	40,472
	528,340	620,237

Expenses
Interest	66,953	66,681
Depreciation and amortization	108,288	130,882
Operating expenses	426,429	440,992
	601,670	638,555

NET LOSS	$ (73,330)	$ (18,318)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (72,597)	$ (18,135)

Net loss allocated to other partners	$ (733)	$ (183)

*Amounts include $72,597 and $18,135 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2016	2015

Revenues
Rental	$ 1,083,435	$ 1,742,859
Interest and other	14,460	25,111
	1,097,895	1,767,970

Expenses
Interest	110,641	216,471
Depreciation and amortization	262,679	391,127
Operating expenses	882,047	1,370,986
	1,255,367	1,978,584

NET LOSS	$ (157,472)	$ (210,614)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (155,897)	$ (208,508)

Net loss allocated to other partners	$ (1,575)	$ (2,106)

*Amounts include $155,897 and $208,508 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
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

NOTE G - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2016 and 2015 in the amount of $534,503 and $127,517. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2016 were $60,799 and total partnership management fees accrued as of September 30, 2016 were $12,045,976. During the six months ended September 30, 2016, the Partnership paid $125,209 in accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2016, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of Series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the quarter ended September 30, 2016, the Partnership did not receive any repayment of advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended September 30, 2016, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2016 the Partnership had $1,333,491 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2016, and cash and cash equivalents.

Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	7	651,094
10	24,288,997	2,428,925	08/24/90	-	-
11	24,735,002	2,489,599	12/27/90	9	156,882
12	29,710,003	2,972,795	04/30/91	6	203,683
14	55,728,997	5,574,290	01/27/92	12	321,832

	$186,398,017	18,679,738		34	$1,333,491

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,11,12 and 14 as of September 30, 2016 are $651,094, $156,882, $194,442 and $321,832, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2016 and 2015 the Partnership held limited partnership interests in 34 and 54 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the six months ended September 30, 2016 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	13,538	5,831	7,707
Series 10	-	-	-
Series 11	15,912	2,180	13,732
Series 12	10,708	-	10,708
Series 14	20,641	-	20,641
	$ 60,799	$ 8,011	$ 52,788

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 7	$ -	$ -	$ -
Series 9	27,827	7,892	19,935
Series 10	-	-	-
Series 11	31,824	4,180	27,644
Series 12	21,415	3,243	18,172
Series 14	41,653	10,731	30,922
	$ 122,719	$ 26,046	$ 96,673

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2016 and 2015.

(Series 9)

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2016 and 2015, Series 9 reflects loss from Operating Partnerships of $(50,060) and $(111,461), respectively, which includes depreciation and amortization of $180,677 and $216,066, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2016, the investment general partner transferred its interest in Bloomingdale Properties Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,335,049 and cash proceeds to the investment partnership of $3,900. Of the total proceeds received, $3,900 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 9. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of September 30, 2016. The investment general partner received $534,211 from settlement proceeds which has been recorded as other income as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Glenwood Hotel Investors

Village Oaks Apartments II, Limited

(Series 10)

As of September 30, 2015, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2016.

For the periods ended September 30, 2016 and 2015, Series 10 reflects net loss from Operating Partnerships of $0 and $(100,179), respectively, which includes depreciation and amortization of $0 and $133,164, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

(Series 11)

As of September 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2016 and 2015, Series 11 reflects net loss from Operating Partnerships of $(86,169) and $(69,570), respectively, which includes depreciation and amortization of $219,435 and $227,747, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, Limited

Wildridge Apartments Limited, Limited Partnership

(Series 12)

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2016 and 2015, Series 12 reflects net loss from Operating Partnerships of $(73,330) and $(18,318), respectively, which includes depreciation and amortization of $108,288 and $130,882, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In September 2016, the investment general partner transferred its interest in Bowman Village Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $602,854 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $22,000 as of September 30, 2016.

In September 2016, the investment general partner transferred its interest in Jessup Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $341,263 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,000 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $3,000 as of September 30, 2016.

In September 2016, the investment general partner transferred its interest in Turner Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $652,145 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 12.The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $22,000 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

BB&L Enterprises

Briarwick Apartments, Limited, A KY Limited Partnership

Lakeridge Apartments of Eufala, Limited

(Series 14)

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2016 and 2015, Series 14 reflects net loss from Operating Partnerships of $(157,472) and $(210,614), respectively, which includes depreciation and amortization of $262,679 and $391,127, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2016, the investment general partner 14 transferred its interest in Buchanan Court, A Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $655,583 and cash proceeds to the investment partnership of $13,105. The total proceeds of approximately $13,105 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $13,105 as of September 30, 2016.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund II L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2016	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.